Form 10-K
period 1993-12-31
AETNA LIFE & CASUALTY CO
filed 1994-03-18
CIK 2648

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
                       ANNUAL REPORT PURSUANT TO SECTION 13
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                          Commission file number 1-5704

                         Aetna Life and Casualty Company
                         _______________________________
          (Exact name of registrant as specified in its charter)

          Connecticut                              06-0843808
_______________________________                 ______________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation)                                   Identification No.)

     151 Farmington Avenue,
     Hartford, Connecticut                         06156
_______________________________                 ______________________
     (Address of principal                       (ZIP Code)
       executive offices)

Registrant's telephone number, including area code: (203) 273-0123 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
       Title of each class                     which registered
       ___________________                  ________________________

Common Capital Stock without par value      New York Stock Exchange
                                            Pacific Stock Exchange
                                            Various Swiss Exchanges

Securities registered pursuant to Section 12(g) of the Act:  None
__________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X     No
                                                _____      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 1994 was $6,987,637,850.

As of February 25, 1994, 112,496,019 shares of the registrant's
Common Capital Stock without par value were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1993 annual report to shareholders (the "Annual Report"). (Parts I, II and IV)

Portions of the registrant's proxy statement filed on or about March 18, 1994 (the "Proxy Statement"). (Parts III and IV)

                        TABLE OF CONTENTS

                                                                          Page
                                                                          ____
PART I

Item  1.   Business.
           A.  Organization of Business                                      3
           B.  Financial Information about Industry Segments                 4
           C.  Description of Business Segments
               1.  Health and Life Insurance and Services                    4
               2.  Financial Services                                        8
               3.  Commercial Property-Casualty Insurance and Services      11
               4.  Personal Property-Casualty                               15
               5.  Reserves Related to Property-Casualty Operations         18
               6.  International                                            22
               7.  Investments                                              22
                   a.  Investments Related to Life, Health, Annuity and
                       Pension Operations                                   23
                   b.  Investments Related to Property-Casualty
                       Operations                                           25
               8.  Other Matters
                   a.  Regulation                                           27
                   b.  NAIC IRIS Ratios                                     29
                   c.  Ratios of Earnings to Fixed Charges and Earnings
                       to Combined Fixed Charges and Preferred Stock
                       Dividends                                            30
                   d.  Miscellaneous                                        31
Item  2.   Properties.                                                      31
Item  3.   Legal Proceedings.                                               32
Item  4.   Submission of Matters to a Vote of Security Holders.             33
Executive Officers of Aetna Life and Casualty Company                       34

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.                                             37
Item  6.   Selected Financial Data.                                         37
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             37
Item  8.   Financial Statements and Supplementary Data.                     37
Item  9.   Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.                             37

PART III

Item 10.   Directors and Executive Officers of the Registrant.              38
Item 11.   Executive Compensation.                                          38
Item 12.   Security Ownership of Certain Beneficial Owners and Management.  38
Item 13.   Certain Relationships and Related Transactions.                  38

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                                     38
Index to Financial Statement Schedules                                      41
Signatures                                                                  56

                              PART I

Item 1.  Business.

A.  Organization of Business

Aetna Life and Casualty Company was organized in 1967 as a Connecticut insurance corporation. Aetna Life and Casualty Company and its subsidiaries (collectively, "Aetna" or the "company") constitute one of the nation's largest insurance/financial services organizations in the United States based on its assets at December 31, 1992. Based on 1992 premium rankings, the company also is one of the nation's largest stock insurers of property-casualty lines and one of the largest writers of group health and managed care products, and group life, annuity and pension products. Although the company offers insurance and financial services products in foreign countries, 90% of its total revenue in 1993 was derived from domestic sources.

The company's reportable segments and principal products included in such segments are:


Health and Life Insurance and Services:
     Group life
     Group health and disability
     Managed health care
     Individual life


Financial Services:
     Group pensions and related financial services
     Individual and group annuities
     Investment products


Commercial Property-Casualty Insurance and Services:
     Automobile
     Fidelity and surety
     Fire and allied lines
     General liability
     Marine
     Multiple peril
     Professional liability
     Workers' compensation


Personal Property-Casualty:
     Automobile
     Homeowners


International:
     Group life, health and disability, and pensions
     Individual life, health, accident and disability, and annuities Property-casualty
     Investment products

B.  Financial Information about Industry Segments

Revenue, income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect adjustments, net income (loss), and assets by industry segment are set forth in
Note 14 to the Financial Statements which is incorporated by reference from the Annual Report. Revenue and income (loss) from continuing operations before extraordinary item and cumulative effect adjustments attributable to each industry segment are incorporated herein by reference from the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to 1992 and 1991 financial information to conform to 1993 presentation.

C.  Description of Business Segments

1.  Health and Life Insurance and Services

Principal Products
__________________

Group health and life insurance products and services, including managed health care products and services, are marketed through units of the Health and Life Insurance and Services segment ("Health and Life") primarily to employers and employer-sponsored groups. These products and services are provided to employees or other individuals covered under benefit plans sponsored by those organizations. Individual life insurance products also are included in Health and Life.

Group life insurance consists chiefly of renewable term coverage, the amounts of which frequently are linked to individual employee wage levels. The company also offers group universal life and sponsored universal and whole life products.

Group health and disability insurance includes coverage for medical and dental care expenses and for disabled employees' income replacement benefits. Health coverage is provided under both traditional indemnity and prepaid arrangements, whereby Aetna assumes the full insurance risk, and under alternative risk-sharing plans, whereby employers assume all or a significant portion of the insurance risk. Health and Life also provides administrative and claim services and, in many cases, partial insurance protection, for an appropriate fee or premium charge.

Continuing concern over the rising costs of health care and the need for quality assurance have resulted in a continuation of a market shift away from traditional forms of health benefit coverage to a variety of "managed care" products. Managed care products, which may be sold on a stand-alone basis or in combination with traditional indemnity products, vary from traditional indemnity products primarily through the use of health care networks (physicians and hospitals) and the implementation of medical management procedures designed to enhance the quality and reduce the cost of medical services provided. Such procedures, including contracted physician reimbursement rates and required pre-authorization for certain medical procedures, are designed to enable managed care companies and their customers to control medical costs more effectively.

The company offers a broad spectrum of traditional indemnity and managed care group products. The latter include preferred provider organizations ("PPOs"), which offer enhanced coverage benefits for services received from participating providers; point-of-service ("POS") plans, which typically combine PPO-style benefit designs with stronger utilization management; and health maintenance organizations ("HMOs"), which arrange for non-emergency services exclusively through the HMO's network of providers. The company's HMOs are primarily Individual Practice Associations in which the HMO generally shares some financial risk with the physicians based on medical utilization results.

At year-end 1993, Aetna operated various types of managed care networks in approximately 211 Standard Metropolitan Statistical Areas with enrollment of approximately 5 million. The number of members covered under all arrangements, including traditional health plans,
was 15 million at December 31, 1993.   Health and Life units continue
to develop a wide range of products and services tailored to help employers manage their employee benefit plan costs effectively.

Through its individual life unit, the company markets a variety of universal life, interest-sensitive whole life and term products.
Aetna's universal life product accounted for approximately 86% of individual life sales in 1993.

Life insurance agents are typically paid a renewal commission or service fee to encourage them to retain business. The company's universal and interest-sensitive whole life insurance contracts typically impose a surrender penalty on policyholder balances withdrawn in the first 10 to 15 years of the contract life. The period of time and level of the penalty vary by product. In addition, more favorable credited rates and policy loan terms may be offered after policies have been in force more than 10 years.

Certain of the company's life insurance and annuity products allow for customers to borrow against their policies. At December 31, 1993, approximately 17% of outstanding policy loans were on individual annuity policies and had fixed interest rates ranging from 1% to 3%. Approximately 79% of outstanding policy loans at December 31, 1993 were on individual life policies and had fixed interest rates ranging from 5% to 8%. The remaining 4% of outstanding policy loans had variable interest rates averaging 8% at December 31, 1993. Investment income on outstanding policy loans was $24 million for the year ended December 31, 1993.

The company ceased selling individual health insurance products in mid-1990 and transferred this business to another company in 1991.

The following table summarizes group life, group health and disability, and individual life and health premiums for the years indicated:

(millions)                     1993        1992        1991        1990        1989
                               ____        ____        ____        ____        ____
Group life (1).............    $  894.8    $  971.1    $  995.2    $1,020.2    $  902.7
Group health and
 disability (2)............     3,714.0     3,535.2     3,389.3     3,084.7     2,787.9
Individual life............       157.8       144.9       155.4       165.9       131.5
Individual health and
 disability................        27.7        28.7        88.7       183.0       208.6
                               ________    ________    ________    ________    ________
    Total..................    $4,794.3    $4,679.9    $4,628.6    $4,453.8    $4,030.7
                               ________    ________    ________    ________    ________
                               ________    ________    ________    ________    ________

(1) Decrease in 1993 premiums reflects increased refunds on retrospectively rated policies due to favorable experience.
(2) Includes managed health care.

Competition
___________

The markets for Health and Life products are highly competitive. In addition to competition among insurance companies, competition in the health field arises from organizations such as Blue Cross and Blue Shield, from various specialty service providers, from local and regional HMOs and other types of medical and dental provider organizations, from integrated health care delivery organizations and, in certain coverages, from the federal and state governments. Additionally, in recent years, many large employers have moved to totally self-insured and self-administered benefit plans. Competition largely is based upon product features and prices and, in the case of managed health care products, upon the quality of services provided, the geographic scope of the provider networks and the medical specialties available in such networks. Based on 1992 written premiums, Aetna is one of the largest insurance company providers of group health and life benefits in the United States.

Method of Distribution
______________________

Group products are sold principally through salaried field representatives and home office marketing personnel who often work with independent consultants and brokers who assist in the production and servicing of business.

Individual life insurance products are marketed primarily by independent agents and brokers who also may sell insurance products for other companies. Certain life insurance products are sold by agents and brokers who are registered representatives of selected broker-dealers.

Reserves
________

For group life products, policy reserve liabilities are established as premiums are received to reflect the present value of expected future obligations net of the present value of expected future premiums. Reserves for most of these products reflect retrospective experience rating except for the smaller group insurance cases which currently are not retrospectively experience rated. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on Aetna's experience, which is periodically reviewed against published industry data. For group health products, reserves reflect estimates of the ultimate cost of claims including (i) claims that have been reported but not settled, and (ii) claims that have been incurred but have not yet been reported. Group health and life claim reserves are based on factors derived from past experience.

Reserves for universal life products are equal to cumulative premiums less charges plus credited interest thereon. Reserves for all other fixed individual life and health contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation), which generally vary by plan, year of issue and policy duration. Reserve interest rates as of December 31, 1993 ranged from 2.25% to 11.25%. Investment yield is based on the company's experience. Mortality, morbidity and withdrawal rate assumptions also are based on the experience of the company, and in addition, are periodically reviewed against both industry standards and experience.

Reinsurance
___________

Aetna utilizes a variety of reinsurance agreements with non-affiliated insurers to share insurance risks on group health and life business as directed by the insured and to control its exposure to large losses. Generally, these agreements are established on a case-by-case basis to reflect the circumstances of specific group insurance risks.

The company retains no more than $10.0 million of risk per individual life policy. Amounts in excess of the retention limit are reinsured with unaffiliated companies.

For additional information on reinsurance, see Note 15 of Notes to Financial Statements in the Annual Report.

Group Life Insurance In Force and Other Statistical Data
________________________________________________________

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:



(amounts in millions except number of policies and contracts in force)

                                1993         1992         1991         1990         1989
                                ____         ____         ____         ____         ____


Sales and additions.........    $ 22,781     $ 30,131     $ 37,876     $ 51,900     $ 46,655
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Terminations (1):
  Lapses ...................    $ 22,991     $ 26,087     $ 17,522     $ 15,707     $ 13,057
  All other terminations....       6,864        2,235        3,036       23,476        1,577
                                ________     ________     ________     ________     ________
    Total...................    $ 29,855     $ 28,322     $ 20,558     $ 39,183     $ 14,634
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

In force, end of year.......    $299,996     $307,070     $305,261     $287,943     $275,226
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Number of policies and
 contracts in force, end of
  year (2):
  Group life contracts......      24,440       24,496       25,737       26,061       27,167
  Group conversion
   policies (3).............      38,431       39,567       40,370       41,207       41,716


(1) The increases in 1993, 1992 and 1990 terminations resulted primarily from the non-renewal and termination of certain large contracts in each year.
(2) Due to the wide range of coverages and size of groups covered, statistics are not provided for average size of policies in force.
(3) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.


Individual Life Insurance In Force and Other Statistical Data
_____________________________________________________________

The following table summarizes changes in individual life insurance in force before deductions for reinsurance ceded to other companies for the years indicated(1):

(amounts in millions, except number of policies and average size of policies in force)

                                1993         1992         1991         1990         1989
                                ____         ____         ____         ____         ____
Sales and additions:
  Permanent:
    Non-participating.......    $  6,540     $  5,980     $  4,885     $  4,913     $  5,113
    Participating...........           -            -            -            1            1
  Term:
    Non-participating.......         974          775          685          495          420
    Participating...........       1,852          762        1,221        1,921        2,354
                                ________     ________     ________     ________     ________
     Total..................    $  9,366     $  7,517     $  6,791     $  7,330     $  7,888
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Terminations:
  Surrenders and conversions    $  1,763     $  2,000     $  1,969     $  1,922     $  1,523
  Lapses....................       2,622        2,841        3,056        3,082        3,190
  Other ....................       1,183          624          556          543          417
                                ________     ________     ________     ________     ________
     Total..................    $  5,568     $  5,465     $  5,581     $  5,547     $  5,130
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

In force, end of year:
  Permanent.................    $ 38,096     $ 35,943     $ 33,499     $ 31,609     $ 30,401
  Term......................      11,901       10,256       10,648       11,328       10,753
                                ________     ________     ________     ________     ________
     Total..................    $ 49,997     $ 46,199     $ 44,147     $ 42,937     $ 41,154
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Number of policies in force,
 end of year:
  Non-participating.........     802,295      748,486      708,229      684,301      661,947
  Participating.............     127,319      135,440      146,308      157,309      165,000
                                ________     ________     ________     ________     ________
     Total..................     929,614      883,926      854,537      841,610      826,947
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Average size of policies in
 force, end of year:
  Non-participating.........    $ 51,703     $ 50,953     $ 49,779     $ 48,925     $ 47,926
  Participating.............      66,887       59,528       60,775       60,124       57,151


(1) The amounts presented above include business written by Aetna Life Insurance Company of America, the results of which are included in the International segment.



2.  Financial Services

Principal Products
__________________

Business units in the Financial Services segment ("Financial Services") market a variety of retirement and other savings and investment products (including pension and annuity products) and services to businesses, government units, associations, collectively bargained welfare trusts, hospitals, educational institutions and individuals.

Financial Services units offer pension, annuity and other investment products to employers and individuals for retirement and savings plan funding and disbursement. Some of these products provide a variety of investment guarantees, funding and benefit payment distribution options and other services. (For additional information regarding the products offered by Financial Services, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Financial Services in the Annual Report).

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products and recorded an $825 million after-tax charge in 1993 for the anticipated future losses on such products. The company will honor all obligations under existing fully guaranteed, large case pension contracts. Such obligations are expected to run off over approximately 30 years. (For additional information, see MD&A - Financial Services in the Annual Report.)

Individual annuity contracts typically impose a surrender penalty on policyholder balances withdrawn in the first 10 years of the contract life. The period of time and level of the penalty vary by product. Existing tax penalties on annuity distributions prior to age 59-1/2 provide an additional disincentive to premature surrenders of annuity balances.

The majority of those products which utilize Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Separate Accounts offered include accounts that invest in real estate, mortgages, international investments, mutual funds, and a variety of other equity and fixed income investments. Aetna earns a management fee on these Separate Accounts or on the mutual funds in which certain of the Separate Accounts invest. Various investment advisory services also are offered through a number of wholly owned subsidiaries that are registered investment advisors.

At December 31, assets under management, including Separate
Accounts, were $67.1 billion in 1993, $61.8 billion in 1992, $60.7 billion in 1991, $57.7 billion in 1990, and $53.7 billion in 1989.

The following table summarizes pension and annuity premiums for the years indicated:



(millions)                   1993          1992          1991          1990          1989
                             ____          ____          ____          ____          ____


Pensions ...............     $   186.0     $   204.3     $   294.3     $   597.0     $ 1,303.8
Annuities...............          31.9          18.6          11.3           9.2           2.0
                             _________     _________     _________     _________     _________
  Total.................     $   217.9     $   222.9     $   305.6     $   606.2     $ 1,305.8
                             _________     _________     _________     _________     _________
                             _________     _________     _________     _________     _________


Deposits, which are not included in premiums or revenue under Financial Accounting Standard No. 97 ("FAS 97"), are shown in the following table for the years indicated:



(millions)                   1993        1992        1991        1990        1989
                             ____        ____        ____        ____        ____


Pensions................     $ 3,207     $ 3,553     $ 4,358     $ 5,716     $ 4,281
Annuities...............       2,540       1,862       1,653       1,422       1,105
                             _______     _______     _______     _______     _______
  Total.................     $ 5,747     $ 5,415     $ 6,011     $ 7,138     $ 5,386
                             _______     _______     _______     _______     _______
                             _______     _______     _______     _______     _______



Competition
___________

In the pension and annuity markets, competition arises from other insurance companies, banks, bank trust departments, mutual funds and other investment managers. Principal competitive factors are cost, service, level of investment performance and the perceived financial strength of the investment manager. (For additional information, see MD&A - Liquidity and Capital Resources in the 1993 Annual Report.) Measured by assets under management at December 31, 1992, Aetna is the 19th largest manager of pension assets in the United States.

Method of Distribution
______________________

Group pension products are sold principally through salaried field representatives and home office marketing personnel, who often work with independent consultants and brokers who assist in the production and servicing of business. Annuity products are distributed primarily through dedicated annuity agents selling only Aetna annuity products.

Reserves
________

The loss on discontinuance of fully guaranteed large case pension products ($825 million as of the December 31, 1993 measurement date) represents the present value of anticipated net cash flow shortfalls as the liabilities are run off. Such net cash flow shortfalls include anticipated losses from negative interest margins (i.e., the amount by which interest credited to holders of such contracts exceeds interest earned on investment assets supporting the contracts), future capital losses, and operating expenses and other costs expected to be incurred as the liabilities are run off.

In addition to the reserve described above, the company maintains reserves for guaranteed investment contracts equal to the amount on deposit for such contracts plus credited interest thereon. Reserves for annuity contracts reflect the present value of benefits based on actuarial assumptions established at the time of contract purchase. Such assumptions are based on Aetna's experience, which is periodically reviewed against published industry data. Reserves for experience rated contracts reflect cumulative deposits, less withdrawals and charges, plus credited interest thereon, less net realized capital gains/losses (which the company seeks to recover through credited rates).

3.  Commercial Property-Casualty Insurance and Services

Principal Products
__________________

The business units in the Commercial Property-Casualty Insurance and Services segment ("Commercial Property-Casualty") provide most types of property-casualty insurance, bonds, and insurance-related services for businesses, government units and associations.

Commercial coverages accounted for 67% of Aetna's 1993 property-casualty net written premiums. These coverages are sold for risks of all sizes and include fire and allied lines, multiple peril, marine, workers' compensation, general liability (including product liability), commercial automobile, certain professional liability, and fidelity and surety bonds. In addition, Aetna offers various services to businesses that choose to self-insure certain exposures. Aetna also reinsures various property and liability risks, primarily through agreements with non-affiliated insurers, on both a treaty and facultative basis.

Approximately 82% of Aetna's 1993 commercial business was voluntary. The remainder was written by various assigned risk plans, facilities and pools of which Aetna is a member. These organizations are formed to meet statutory requirements relating to the writing of certain types of commercial risk or to spread particularly large loss exposures among insurers pursuant to a prearranged allocation formula. Participation is mandatory, and underwriting decisions are made by such facilities independent of their membership.

For a significant portion of the commercial property-casualty business, Aetna uses advisory or compulsory rate structures and, in some instances, forms that were developed by agencies and bureaus in which insurance companies are authorized to participate through state regulation. However, in recent years, Aetna has emphasized the development of independent coverages designed for sale to specific market segments.

The following table sets forth the premium revenue, underwriting results and net investment income, fees and other income and net realized capital gains of Commercial Property-Casualty for the years indicated:


(dollar amounts in millions)
                               1993          1992          1991          1990          1989
                               ____          ____          ____          ____          ____
Statutory:

  Net written premiums.....    $ 3,026.3     $ 3,339.3     $ 3,569.3     $ 3,745.9     $ 3,789.8
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Premiums earned..........    $ 3,114.6     $ 3,258.2     $ 3,628.1     $ 3,777.8     $ 3,991.6
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Loss ratios..............         96.3%         98.2%         84.9%         84.2%         83.4%
  Expense ratios...........         33.7          31.7          30.2          28.5          26.8
                               _________     _________     _________     _________     _________

  Combined ratios:
   (before policyholder
    dividends).............        130.0%        129.9%        115.1%        112.7%        110.2%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   (after policyholder
    dividends).............        130.9%        131.0%        116.7%        114.3%        112.3%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   (after policyholder
    dividends, adjusted
    for discounting) (1)...        117.9%        131.0%        116.7%        114.3%        112.3%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

GAAP(2):

  Net written premiums.....    $ 3,026.3     $ 3,339.3     $ 3,569.3     $ 3,745.9     $ 3,789.8
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Premiums earned..........    $ 3,121.2     $ 3,204.1     $ 3,616.1     $ 3,782.2     $ 3,999.3
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
  Adjusted underwriting
   loss (pretax)...........    $  (914.4)    $(1,072.2)    $  (590.2)    $  (530.6)    $  (467.0)
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
  Net investment income,
   fees and other income
   and net realized
   capital gains...........    $ 1,017.1     $ 1,067.4     $   984.6     $   982.1     $   959.7
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Loss ratios..............         96.1%         99.9%         85.2%         84.1%         83.2%
  Expense ratios...........         33.3          31.2          29.9          28.6          27.8
                               _________     _________     _________     _________     _________

  Combined Ratios:
   (before policyholder
    dividends).............        129.4%        131.1%        115.1%        112.7%        111.0%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   (after policyholder
    dividends).............        130.3%        132.1%        116.7%        114.3%        113.1%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   (after policyholder
    dividends, adjusted for
    discounting) (1).......        117.3%        132.1%        116.7%        114.3%        113.1%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

(1) The 1993 combined ratios, after policyholder dividends, have been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves ($250.0 million, after-tax).
(2) Generally Accepted Accounting Principles.

Property-casualty underwriting profitability generally is expressed in terms of combined ratios. When the combined ratio is under 100%, underwriting results are considered profitable; when the ratio is over 100%, underwriting results are considered unprofitable. The combined ratio is the sum of (i) the percentage of earned premiums that is paid or reserved for losses and related loss adjustment expenses (the "loss ratio"), (ii) the percentage of earned premiums that is paid or reserved for dividends to policyholders, and (iii) the percentage of written premiums that is paid or reserved for sales commissions, premium taxes, administrative and other underwriting expenses (the "expense ratio"). The combined ratio does not reflect net investment income, fees and other income, net realized capital gains/losses or federal income taxes. The statutory combined ratio does not reflect adjustments to underwriting results in accordance with GAAP.

Adjusted underwriting income/loss reflects GAAP adjustments
(primarily deferred policy acquisition costs and pre-1992 salvage and subrogation) to underwriting results.

The following table sets forth for major domestic Commercial
Property-Casualty coverages for the years indicated (a) the percentage of Commercial Property-Casualty statutory net written premiums (NWP) and (b) statutory combined ratios before policyholders' dividends:

PERCENTAGE DISTRIBUTION OF STATUTORY NET WRITTEN PREMIUMS
AND COMBINED RATIOS


                          1993             1992             1991             1990            1989
                          ____             ____             ____             ____            ____

                              COMBINED         COMBINED         COMBINED         COMBINED        COMBINED
                        NWP    RATIO     NWP    RATIO     NWP    RATIO     NWP    RATIO    NWP    RATIO
                        ___    _____     ___    _____     ___    _____     ___    _____    ___    _____


Auto liability:
  Bodily injury.......   10.1%   98.2    9.2%   112.7     8.5%   127.1     8.4%   123.4     7.0%  133.0
  Property damage.....    4.4    66.7    4.2     76.5     4.0     91.6     4.0     86.7     3.5    80.9
Auto physical damage..    4.1    87.4    4.0     87.8     4.1     84.7     4.0     87.7     3.9    76.2
Fidelity and surety...    5.5    93.2    4.4     92.2     4.9     99.4     4.9    100.2     5.4    87.2
Fire and allied lines.    5.2   125.1    3.7    131.0     4.0    135.2     3.7     91.4     3.4   122.8
General liability.....   17.5   152.9   18.4    169.4    17.0    119.0    18.0    108.0    21.1   123.3
Marine................    2.5    99.5    2.0     93.4     1.9    104.7     1.8     98.6     1.7    95.7
Multiple peril........   25.6   115.8   22.1    115.4    19.8    110.0    19.2    108.1    18.8    97.9
Workers' compensation.   26.7   171.3   30.6    137.9    34.5    119.9    34.6    125.7    33.0   116.7
Other (1).............   (1.6)  (45.9)   1.4    265.1     1.3    103.2     1.4    122.3     2.2    93.2
                        _____          _____            _____            _____            _____
  Total before
   policyholders'
   dividends..........  100.0%  130.0  100.0%   129.9   100.0%   115.1   100.0%   112.7   100.0%  110.2
                        _____   _____  _____    _____   _____    _____   _____    _____   _____   _____
                        _____   _____  _____    _____   _____    _____   _____    _____   _____   _____
  Total after
   policyholders'
   dividends..........          130.9           131.0            116.7            114.3           112.3
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____
  Total after
   policyholders'
   dividends, adjusted
   for discounting (2)          117.9           131.0            116.7            114.3           112.3
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____

(1) Net written premiums in 1993 reflect a refund of $115 million related to a Texas Catastrophe Insurance Association reinsurance contract.

(2) The 1993 combined ratios, after policyholder dividends, have been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves ($250.0 million, after-tax).

The following table summarizes Commercial Property-Casualty statutory net written premiums for the years indicated:

(millions)                      1993         1992         1991         1990         1989
                                ____         ____         ____         ____         ____
Auto liability:
 Bodily injury...............   $  306.4     $  306.2     $  303.5     $  314.0     $  265.2
 Property damage.............      132.3        138.6        141.4        151.0        131.5
Auto physical damage.........      124.2        132.4        146.0        149.9        147.6
Fidelity and surety..........      166.8        146.9        174.4        184.9        206.0
Fire and allied lines........      156.3        122.9        141.9        139.3        129.0
General liability............      529.8        616.1        607.0        673.8        799.4
Marine.......................       75.7         68.3         66.7         67.0         63.4
Multiple peril...............      776.1        738.0        707.4        717.4        714.7
Workers' compensation........      807.5      1,020.4      1,230.3      1,297.1      1,251.5
Other (1)....................      (48.8)        49.5         50.7         51.5         81.5
                                ________     ________     ________     ________     ________
   Total.....................   $3,026.3     $3,339.3     $3,569.3     $3,745.9     $3,789.8
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

(1) Net written premiums in 1993 reflect a refund of $115 million related to a Texas Catastrophe Insurance Association reinsurance contract.

The following table sets forth Aetna's percentage distributions of Commercial Property-Casualty direct written premiums in various jurisdictions for the years indicated:

        GEOGRAPHIC DISTRIBUTION OF DIRECT WRITTEN PREMIUMS

                              1993       1992       1991       1990       1989
                              ____       ____       ____       ____       ____

California..............      10.9%      11.4%      11.3%      11.3%      10.5%
Connecticut.............       4.6        4.9        4.8        4.9        5.8
Florida.................       4.0        3.7        4.1        4.7        5.1
Georgia.................       2.1        2.1        2.7        2.7        2.6
Illinois................       3.4        3.3        3.3        3.2        3.1
Louisiana...............       1.4        2.7        3.0        2.5        2.4
Massachusetts...........       7.6        6.7        6.8        6.6        6.0
Michigan................       1.9        2.2        2.0        2.0        2.2
Missouri................       1.9        2.1        2.0        1.6        1.6
New Jersey..............       4.5        4.2        4.2        3.8        3.5
New York................      13.1       12.7       12.2       12.0       12.0
North Carolina..........       3.6        3.2        3.3        3.2        3.2
Ohio....................       2.1        1.8        1.7        2.0        1.7
Pennsylvania............       5.4        5.5        5.3        5.0        4.9
Rhode Island............       1.6        2.1        1.8        1.9        1.9
Tennessee...............       2.5        2.2        2.3        1.8        1.8
Texas...................       3.2        3.4        4.6        5.2        6.9
Virginia................       2.9        2.9        2.7        3.7        3.8
All other(1)............      23.3       22.9       21.9       21.9       21.0
                             _____      _____      _____      _____      _____
   Total................     100.0%     100.0%     100.0%     100.0%     100.0%
                             _____      _____      _____      _____      _____
                             _____      _____      _____      _____      _____

(1) All other jurisdictions, none of which accounted for more than 2% in any year.


Competition
___________

Commercial property-casualty insurance is highly competitive in the areas of price, service and agent relationships. There are approximately 3,900 property-casualty insurance companies in the United States. Approximately 900 of these operate in all or most states and write the vast majority of the business. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, risk-purchasing groups, risk-retention groups and captive companies. Based on 1992 written premiums, Aetna is one of the largest underwriters of commercial property-casualty coverages in the United States.

Method of Distribution
______________________

Aetna's commercial property-casualty coverages are sold through approximately 4,400 independent agents and brokers supervised and serviced by 41 field offices.

Reserves
________

See Reserves Related to Property-Casualty Operations on pages 18 through 21.

Reinsurance
___________

Approximately one-half of the property-casualty reinsurance ceded by Aetna arises in connection with its servicing relationships with various pools (frequently involuntary pools). Aetna services or writes a portion of the pool's individual policies, handling all premium and loss transactions. These "service" premiums and losses are then 100% ceded (net of an expense reimbursement) to the pools, whose members are jointly liable to Aetna as a servicer.

In addition to the above, Aetna utilizes a variety of reinsurance agreements, primarily with non-affiliated insurers, to control its exposure to large property-casualty losses. These agreements, most of which are renegotiated annually as to coverage, limits and price, are structured either on a treaty basis (where all risks meeting prescribed criteria are automatically covered) or on a facultative basis (where the circumstances of specific individual insurance risks are reflected). The amount of risk retained by Aetna depends on the underwriter's evaluation of the specific account, subject to maximum limits based on risk characteristics and the type of coverage. The principal catastrophe reinsurance agreement currently in force covers approximately 81% of specified property losses between $150 million and $325 million.

For additional information on reinsurance, see MD&A - Property-
Casualty Reserves and Note 15 of Notes to Financial Statements in the Annual Report.

Aetna has internal property-casualty reinsurance arrangements under which the risks and premiums of virtually all coverages written by the company's property-casualty subsidiaries are redistributed among those subsidiaries on a percentage basis. The percentages are adjusted from time to time to reflect the relative underwriting capacities and other capital needs of participants in the reinsurance agreement.

4.  Personal Property-Casualty

Principal Products
__________________

The business units in the Personal Property-Casualty segment
("Personal Property-Casualty") provide primarily personal automobile insurance and homeowners insurance. Personal coverages accounted for 33% of Aetna's 1993 property-casualty net written premiums.

The following table sets forth the premium revenue, underwriting results and net investment income, other income and net realized capital gains/losses of the personal property-casualty operations for the years indicated:

                                1993         1992         1991         1990         1989
                                ____         ____         ____         ____         ____
(dollar amounts in millions)
Statutory:

  Net written premiums..        $1,490.1     $1,577.0     $2,241.3     $2,544.9     $2,759.5
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

  Premiums earned.......        $1,541.0     $1,788.7     $2,344.9     $2,625.4     $2,752.9
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

  Loss ratios...........            76.6         82.0         81.9         82.0         87.6
  Expense ratios........            36.3         35.9         31.5         30.2         30.8
                                ________     ________     ________     ________     ________
  Combined ratios(1)....           112.9        117.9        113.4        112.2        118.4
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

GAAP:

  Net written premiums..        $1,438.4     $1,577.0     $2,241.3     $2,544.9     $2,759.5
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

  Premiums earned.......        $1,489.3     $1,788.7     $2,344.9     $2,625.4     $2,752.9
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________
  Adjusted underwriting
   loss (pretax) (1,2)..        $ (154.7)    $ (270.4)    $ (376.5)    $ (314.5)    $ (505.6)
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________
  Net investment income,
   other income and net
   realized capital
   gains/losses.........        $  184.7     $  292.2     $  323.8     $  357.7     $  345.8
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

  Loss ratios...........            76.8         82.0         85.4         82.0         87.5
  Expense ratios........            34.7         37.6         32.1         31.0         30.8
                                ________     ________     ________     ________     ________
  Combined ratios.......           111.5        119.6        117.5        113.0        118.3
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

(1) See discussion related to combined ratios and adjusted underwriting loss on page 13.
(2) Includes a charge of $83.6 million in 1991 related to the company's withdrawal from the Massachusetts personal automobile insurance market pursuant to an agreement with the Massachusetts Division of Insurance.

Approximately 86% of Aetna's 1993 personal property-casualty business was voluntary. The remainder was written by various assigned risk plans, facilities and pools of which Aetna is a member. These organizations are formed to meet statutory requirements relating to certain types of property-casualty risk or to spread particularly large loss exposures among insurers pursuant to prearranged allocation formulas. Participation is mandatory, and underwriting decisions are made by such facilities independent of their membership.

The following table sets forth for major personal property-casualty coverages for the years indicated (a) the percentage of total personal property-casualty statutory net written premiums
(NWP) and (b) the statutory combined ratios:


PERCENTAGE DISTRIBUTION OF STATUTORY NET WRITTEN PREMIUMS AND COMBINED RATIOS

                        1993             1992             1991            1990            1989
                        ____             ____             ____            ____            ____
                            COMBINED         COMBINED         COMBINED        COMBINED        COMBINED
                      NWP    RATIO     NWP    RATIO    NWP    RATIO    NWP    RATIO    NWP    RATIO
                      ___    _____     ___    _____    ___    _____    ___    _____    ___    _____


Auto liability:
 Bodily injury......   33.1%  131.7     34.0%  135.1   33.8%  135.2    31.9%  134.2    30.5%  135.4
 Property damage....   10.9    72.7     11.6    84.5   12.4   106.9    11.7   109.6    11.7   122.4
Auto physical damage   19.5    93.8     21.5    97.3   24.1    91.7    25.6    94.9    26.8    98.1
Homeowners..........   27.6   124.1     24.6   132.7   22.7   112.3    23.7   107.9    23.9   120.6
Other...............    8.9    99.5      8.3   104.3    7.0   105.3     7.1    97.8     7.1   111.6
                      _____            _____          _____           _____           _____
   Total............  100.0%  112.9    100.0%  117.9  100.0%  113.4   100.0%  112.2   100.0%  118.4
                      _____            _____          _____           _____           _____
                      _____            _____          _____           _____           _____


The following table summarizes personal property-casualty statutory net written premiums for the years indicated:

(millions)                1993         1992         1991         1990         1989
                          ____         ____         ____         ____         ____
Auto liability:
 Bodily injury.....       $  492.5     $  535.4     $  757.5     $  812.0     $  840.6
 Property damage...          162.9        183.4        278.7        297.0        323.5
Auto physical damage         290.1        339.6        540.2        650.3        739.9
Homeowners..........         411.7        388.5        508.4        603.6        659.4
Other...............         132.9        130.1        156.5        182.0        196.1
                          ________     ________     ________     ________     ________
   Total............      $1,490.1     $1,577.0     $2,241.3     $2,544.9     $2,759.5
                          ________     ________     ________     ________     ________
                          ________     ________     ________     ________     ________


The following table sets forth Aetna's percentage distributions of Personal Property-Casualty direct written premiums in various jurisdictions for the years indicated:

                                     GEOGRAPHIC DISTRIBUTION OF DIRECT WRITTEN PREMIUMS

                                1993         1992         1991         1990         1989
                                ____         ____         ____         ____         ____


California(1).............      4.6%         5.4%         5.2%         6.0%         6.4%
Connecticut...............      8.9          8.8          8.2          7.8          7.7
Florida...................      6.6          5.0          4.2          4.0          4.1
Massachusetts(2)..........      2.4          9.4         11.4         10.7          9.9
New Jersey................      6.5          4.9          3.5          2.9          2.4
New York..................     30.2         28.6         25.8         23.3         21.2
North Carolina............      2.8          2.4          2.6          3.2          3.5
Pennsylvania..............     13.8         11.8         10.4          9.5          9.5
Texas.....................      9.4          8.5          8.7          8.1          8.6
Virginia..................      2.2          2.3          2.4          2.8          2.7
All other(3)..............     12.6         12.9         17.6         21.7         24.0
                              _____        _____        _____        _____        _____

   Total..................    100.0%       100.0%       100.0%       100.0%       100.0%
                              _____        _____        _____        _____        _____
                              _____        _____        _____        _____        _____


(1) In 1993, the company withdrew from the California personal automobile insurance market.
(2) In early 1992, the company reached an agreement with the Massachusetts Division of
    Insurance and the Commonwealth Automobile Reinsurers ("CAR") under which Aetna withdrew from the Massachusetts personal automobile insurance market.  Beginning in
    1992, all Massachusetts premium revenue is ceded to CAR.
(3) All other jurisdictions, none of which accounted for more than 2% in any year.



Reserves
________

See Reserves Related to Property-Casualty Operations on pages 18 through 21.

Competition
___________

Personal property-casualty insurance is highly competitive in the areas of price, service, agent relationships and method of distribution (i.e., use of independent agents, captive agents and/or employees). Currently, there are over 2,400 property-casualty companies in the United States that offer one or more individual products similar to those marketed by Aetna. Measured by 1992 premium volume, Aetna is the 11th largest underwriter of personal property-casualty products in the United States. State Farm and Allstate have significant market share in the personal property-casualty market.

Method of Distribution
______________________

Aetna's personal property-casualty products are marketed by independent agents and brokers who may sell insurance products for other companies.

Reinsurance
___________

See Reinsurance on page 15.



5.  Reserves Related to Property-Casualty Operations

Aetna establishes reserve liabilities designed to reflect estimates of the ultimate cost of claims (including claim adjustment expenses). Such liabilities for workers' compensation life table indemnity claims are discounted. Estimating the ultimate cost of claims is a complex and uncertain process that relies on actuarial and statistical methods of analysis. The company's reserves include: (i) claims that have been reported but not settled ("case" reserves), and (ii) claim costs that have been incurred but have not yet been reported ("IBNR" reserves). The establishment of case reserves is dependent upon, among other things, the extent to which coverage was provided, the extent of injury or damage, and, in the case of a contested claim, an estimate of the likely outcome of the adjudication process (to the extent such outcome is estimable). IBNR reserves, established to reflect events and occurrences that are not known to the company but, based on actuarial and historical data (adjusted for the effects of current social, economic and legal developments, trends and factors), are likely to result in claims, also include provision for development on case reserves. As claims are reported and valued by the company, IBNR reserves are reduced by the amount of the reported claim cost. IBNR reserves also are adjusted as the estimates of losses for a given accident year develop. The length of time for which the cost of claims must be estimated varies depending on the coverage and type of claim involved. Estimates become more difficult to make (and are therefore more subject to change) as the length of time increases. Actual claim costs are dependent upon a number of complex factors including social and economic trends and changes in doctrines of legal liability and damage awards.

Reserves for property-casualty coverage are recomputed periodically using a variety of actuarial and statistical techniques for producing current estimates of actual claim costs, claim frequency, and other economic and social factors. A provision for inflation in the calculation of estimated future claim costs is implicit since reliance is placed on both actual historical data that reflect past inflation and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to reserves are reflected in the net income of the period in which such adjustments are made.

Aetna also establishes unearned premium reserves that are calculated on a pro rata basis and reserves for additional premiums or refunds on retrospectively rated policies based on experience. This means that when a loss which will produce an additional premium payment is incurred on a retrospectively rated policy, the premium is recorded at the same time. Likewise when loss experience is favorable, reserves for premium refunds are established.

During the fourth quarter of 1993, the company added $574 million (pretax, before discount) to prior accident year loss reserves for workers' compensation claims. This increase resulted from a recently completed study of the company's workers' compensation reserves which indicated that workers' compensation claims have a longer duration than previously estimated. Concurrent with the addition to workers' compensation reserves, the company implemented a change in accounting to discount reserves for workers' compensation life table indemnity claims consistent with industry practice. This discounting resulted in a reduction of $634 million (pretax) to loss reserves for workers' compensation claims in 1993.

For additional information on property-casualty reserves, including reserves for asbestos and environmental-related claims, see MD&A-Property Casualty Reserves in the Annual Report.

The following represents changes in aggregate reserves, net of reinsurance, for the combined property-casualty experience (1,2):

(millions)                                  1993         1992         1991
                                            ____         ____         ____

Unpaid claims and claim adjustment
 expenses at beginning of year........      $11,747      $11,407      $11,064

Incurred claims and claim
 adjustment expenses:

  Provision for insured events of
   the current year...................        3,724        4,407        5,019

  Increases in provision for insured
   events of prior years..............           60(3)       466           45
                                            _______      _______      _______

Total incurred claims and claim
 adjustment expenses..................        3,784        4,873        5,064
                                            _______      _______      _______

Payments:

  Claims and claim adjustment expenses
   attributable to insured events of
   the current year...................        1,204        1,560        1,641

  Claims and claim adjustment expenses
   attributable to insured events of
   prior years........................        2,889        2,973        3,080
                                            _______      _______      _______

Total payments........................        4,093        4,533        4,721
                                            _______      _______      _______

Total unpaid claims and claim
 adjustment expenses at end of
 the year.............................      $11,438      $11,747      $11,407
                                            _______      _______      _______
                                            _______      _______      _______


(1) Accident and health business is excluded.
(2) Includes International.
(3) Includes the cumulative effect adjustment related to the change in accounting to report workers' compensation life table indemnity claims on a discounted basis.


The following table reconciles, as of year end, reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("statutory basis reserves") to reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves"), net of reinsurance for the combined property-casualty unpaid claims and claim adjustment expense experience (1):

(millions)                                  1993         1992         1991
                                            ____         ____         ____

Statutory unpaid claims and
 claim adjustment expenses............      $11,253      $11,541      $11,391

Adjustments:
  Salvage and subrogation.(2).........            -            -         (147)
  Subsidiary operations (3)...........          185          206          163
                                            _______      _______      _______

GAAP unpaid claims and
 claim adjustment expenses............      $11,438      $11,747      $11,407
                                            _______      _______      _______
                                            _______      _______      _______


(1) Accident and health business is excluded.
(2) In 1992, the NAIC adopted a new accounting principle to allow salvage and subrogation to be offset against loss reserves, which is consistent with GAAP. For 1993 and 1992, salvage and subrogation is deducted from statutory unpaid claims and claim adjustment expenses.
(3) These operations are accounted for on an equity basis for statutory purposes.



The following reserve runoff table represents Aetna's combined property-casualty loss and loss expense experience. Each column shows, for the year indicated:

    the reserve held at year end;

    cumulative data for payments made in each subsequent year for that reserve year;

    liability reestimates made in each subsequent year for that reserve year;

    the redundancy (deficiency) represented by the difference between the original reserve held at the end of that year and the reestimated liability as of the end of 1993; and

    the change in redundancy (deficiency) from the end of each reserve year shown to the end of each subsequent reserve year.

The majority of increases to prior accident year reserves were for losses and related expenses for asbestos and other product liability risks attributable to policies written prior to 1978 and for workers' compensation claims.

The table represents historical data; it would not be appropriate to use such data to project the company's future reserving activity or its future performance generally.



Year Ended                 1983   1984   1985   1986   1987   1988    1989    1990    1991    1992    1993 (1)
                           ____   ____   ____   ____   ____   ____    ____    ____    ____    ____    ____

(Millions)


Liability for unpaid
  claims and claim
  adjustment expenses......$5,650 $5,948 $6,560 $7,503 $8,708 $9,843  $10,557 $11,064 $11,407 $11,747 $11,438

Paid (cumulative) as of:

  End of year..............     0      0      0      0      0      0        0       0       0       0       0
  One year later........... 1,741  1,844  2,067  2,180  2,552  3,134    3,069   3,080   2,973   2,889
  Two years later.......... 2,806  3,055  3,372  3,727  4,547  4,955    4,994   5,133   5,116
  Three years later........ 3,634  3,936  4,436  5,179  5,797  6,250    6,404   6,735
  Four years later......... 4,221  4,669  5,504  6,065  6,682  7,212    7,578
  Five years later......... 4,730  5,493  6,118  6,692  7,354  8,048
  Six years later.......... 5,386  5,942  6,571  7,197  7,991
  Seven years later........ 5,747  6,290  6,955  7,705
  Eight years later........ 6,012  6,597  7,375
  Nine years later......... 6,264  6,959
  Ten years later.......... 6,581

Liability reestimated as of:

  End of year.............. 5,650  5,948  6,560  7,503  8,708  9,843   10,557  11,064  11,407  11,747  11,438
  One year later........... 5,659  6,013  6,778  7,746  9,022 10,015   10,644  11,109  11,873  11,807
  Two years later.......... 5,730  6,272  7,056  8,188  9,312 10,203   10,791  11,737  12,100
  Three years later........ 5,943  6,531  7,536  8,539  9,547 10,457   11,376  12,050
  Four years later......... 6,130  6,926  7,910  8,813  9,808 10,985   11,617
  Five years later......... 6,461  7,291  8,156  9,084 10,319 11,207
  Six years later.......... 6,791  7,515  8,422  9,577 10,498
  Seven years later........ 6,985  7,778  8,907  9,772
  Eight years later........ 7,235  8,250  9,124
  Nine years later......... 7,691  8,472
  Ten years later.......... 7,918

Redundancy (Deficiency)....(2,268)(2,524)(2,564)(2,269)(1,790)(1,364)  (1,060)   (986)   (693)    (60)      0
Change in redundancy
  (deficiency).............   N/A   (256)   (40)   295    479    426      304      74     293     633      60

Gross liability,
  end of year (2)..........                                                                   $15,979 $15,846
Reinsurance recoverable....                                                                     4,232   4,408
                                                                                              _______ _______
Net liability,
  end of year..............                                                                   $11,747 $11,438
                                                                                              _______ _______
                                                                                              _______ _______

Gross reestimated
  liability-latest (2).....                                                                   $16,358
Reestimated
  recoverable-latest.......                                                                     4,551
                                                                                              _______
Net reestimated
  liability-latest.........                                                                   $11,807
                                                                                              _______
                                                                                              _______

Gross cumulative deficiency                                                                   $  (379)
                                                                                              _______
                                                                                              _______


(1) Includes the cumulative effect adjustment related to the change in accounting to report workers' compensation life table indemnity claims on a discounted basis.

(2) Information presented gross in 1993 and 1992 due to the adoption of FAS No. 113,
    Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,
    retroactive to December 31, 1992.  Adoption of FAS No. 113 had no impact on the 1993 net loss.


6.  International

The International segment ("International"), through subsidiaries and joint venture operations, sells primarily life insurance and financial services products in non-U.S. markets including Canada, Malaysia, Taiwan, Chile, Mexico, the United Kingdom, Hong Kong, Korea and New Zealand. International operations are subject to regulation in the various jurisdictions in which they do business. In most of the geographic areas and markets in which International has operations, the competition is extensive. Methods of distribution vary by country and by product, and include direct sales, sales through agents and brokers, and sales through joint ventures.

On June 30, 1993, the company completed the sale of its U.K. life and investment management operations. The company realized an after-tax capital loss of $12 million on the sale as well as $37 million of tax benefits from cumulative operating losses of the subsidiary not previously available for tax benefits.

The company completed the sale of its 43% interest in La Estrella
S.A. de Seguros, a Spanish insurance company, to Banco Hispano
Americano in May 1991. The company realized a net capital gain of $33 million (after-tax) on the sale.

Operations outside the U.S. have added risks such as nationalization, expropriation, and the potential for restrictive capital regulations. Given the particular countries in which International has operations, and the current size and nature of those operations, management does not believe such risks are material to the company.

The following table sets forth International's premium revenue, net investment income, other income and net realized capital gains/losses and life insurance in force, before deductions for reinsurance ceded to other companies:

(millions)                          1993         1992         1991         1990         1989
                                    ____         ____         ____         ____         ____
Premiums..........................  $  952.2     $  898.3     $  549.4     $  455.5     $  343.9
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________
Net investment income, other
 income and net realized capital
 gains/losses.....................  $  383.1     $  398.2     $  397.2     $  265.8     $  268.9
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________
Life insurance in force, end
  of year.........................  $ 44,186     $ 37,172     $ 30,083     $ 21,238     $ 16,771
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________

Premium growth in 1992 included $128 million from the second quarter consolidation of a previously unconsolidated subsidiary as a result of an increase in the company's ownership percentage.

7.  Investments

The investment income and realized capital gains and losses from the investment portfolios of the company's insurance subsidiaries contribute to the results of the insurance operations described above. Investment strategies and portfolios are designed to reflect the liability profiles, competitive requirements and tax characteristics of the company's different products. The distribution of maturities is monitored, and security purchases and sales are executed with the objective of having adequate funds available to satisfy the company's maturing liabilities. The company also utilizes futures and forward contracts and swap agreements in order to manage investment returns and to align maturities, interest rates, currency rates and funds availability with its obligations.

See MD&A - Investments in the Annual Report for a further discussion of investments.

a.  Investments Related to Life, Health, Annuity and Pension Operations

Consistent with the nature of the contract obligations involved in the company's group and individual life, health and disability, annuity and pension operations, the majority of the general account assets attributable to such operations have been invested in intermediate and long-term, fixed income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, see Notes 1, 5, and 6 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income as of the end of the years indicated (1):


(millions)                                 1993 (2,3)   1992       1991       1990       1989
                                           ____         ____       ____       ____       ____

Debt securities:
  Bonds:
    United States Government and
      government agencies and
      authorities..................        $ 4,800.8    $ 2,318.7  $ 1,443.1  $   585.7  $   427.5
    States, municipalities and
      political subdivisions.......            157.8        171.7      247.6      123.4      557.0
    Foreign(4).....................          2,538.5        846.5    1,410.6    1,526.9    1,655.5
    Public utilities...............          2,046.1      1,615.3    2,079.9    2,518.3    2,734.6
    Financial......................          3,643.0      2,188.6    2,477.3    2,985.7    3,352.5
    Transportation/Capital goods...          1,950.8      1,728.6    2,285.2    2,650.9    2,623.4
    Mortgage-backed securities.....          8,784.6     10,117.4    8,208.3    7,132.1    5,582.2
    Food and fiber.................            708.5        652.5      750.4      857.7      635.1
    Natural resources and services             842.0        600.4      738.5      800.0      822.4
    All other corporate bonds......          3,033.6      3,037.5    2,816.1    2,765.1    2,443.4
                                           _________    _________  _________  _________  _________
      Total bonds..................         28,505.7     23,277.2   22,457.0   21,945.8   20,833.6
  Redeemable preferred stocks......              1.3          1.8        3.3        1.6        1.9
                                           _________    _________  _________  _________  _________
      Total debt securities........         28,507.0     23,279.0   22,460.3   21,947.4   20,835.5
                                           _________    _________  _________  _________  _________

  Equity securities:
    Common stocks..................            210.5        108.8      101.1       73.2       82.3
    Non-redeemable preferred stocks            101.0        107.8      158.3      147.4      158.2
                                           _________    _________  _________  _________  _________
      Total equity securities......            311.5        216.6      259.4      220.6      240.5
                                           _________    _________  _________  _________  _________

  Short-term investments...........            413.5        838.7       73.3      883.1      201.0
  Mortgage loans...................         12,331.2     15,203.0   17,507.0   19,499.2   19,598.7
  Real estate......................            944.1      1,116.3    1,022.2      728.7      655.2
  Policy loans.....................            448.3        427.4      414.2      404.1      389.3
  Other............................            242.3        319.9      229.4      593.8      690.8
                                           _________    _________  _________  _________  _________
      Total investments............        $43,197.9    $41,400.9  $41,965.8  $44,276.9  $42,611.0
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________

Cash and cash equivalents..........        $ 1,232.5    $ 1,516.3  $ 2,231.3  $ 1,037.8  $ 1,394.6
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________

Accrued investment income..........        $   529.7    $   523.6  $   575.8  $   630.4  $   646.6
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________


(1) Excludes International and Separate Accounts.
(2) The majority of debt securities are carried at fair value in 1993 due to the adoption of FAS No. 115,
    Accounting for Certain Investments in Debt and Equity Securities, at December 31, 1993.
(3) Includes $14.7 billion of assets supporting discontinued products.
(4) "Foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.


Mortgage-backed securities at December 31, 1993, 1992 and 1991 included the following categories of collateralized mortgage obligations (1):

(millions)
                                    Amortized Cost,
                                    net of valuation
                                    reserves           Fair Value       Yield (2)
                                    ________________   __________       _____
1993
____
Sequentials....................     $1,788.4           $1,890.9          10.3%
Planned Amortization Class.....      3,347.7            3,562.2           8.8
Interest Only..................         45.0               45.7          13.1
Principal Only.................         73.8              110.5          19.6
Z-Tranches.....................        276.8              319.6          10.2
Other..........................         66.1               65.4           6.9
                                    ________           ________
  Total........................     $5,597.8           $5,994.3           9.5
                                    ________           ________
                                    ________           ________

1992
____
Sequentials....................     $2,090.5           $2,213.6          10.2%
Planned Amortization Class.....      2,689.6            2,847.2           9.0
Interest Only..................        287.3              236.3           5.3
Principal Only.................        242.7              273.3          10.4
Z-Tranches.....................        661.6              714.5          10.4
Other..........................        204.9              205.1           7.9
                                    ________           ________
  Total........................     $6,176.6           $6,490.0           9.4
                                    ________           ________
                                    ________           ________

1991
____
Sequentials....................     $1,589.0           $1,747.9           9.9%
Planned Amortization Class.....      2,507.0            2,728.3           9.5
Interest Only..................         69.1               61.5          10.5
Principal Only.................        312.6              357.4           7.6
Z-Tranches.....................        289.6              326.4          10.1
Other..........................        125.1              133.7           6.2
                                    ________           ________
  Total........................     $4,892.4           $5,355.2           9.5
                                    ________           ________
                                    ________           ________

(1) Excludes Separate Accounts.
(2) Based on fair value at year-end.

The following table summarizes investment results of the company's life, health, annuity and pension operations (1):

(dollar amounts in millions)
                        Net              Earned Net        Net Realized     Change in Net
                     Investment          Investment        Capital Gains    Unrealized Capital
                     Income (2)        Income Rate (3)     (Losses) (4)     Gains and Losses (5)
                     __________        _______________     _____________    ____________________
For the year:
1993...............  $3,653.0           8.8%               $  (40.8)        $  281.8
1992...............   3,835.9           8.9                  (111.7)           (26.9)
1991...............   4,202.7           9.7                  (373.0)            79.9
1990...............   4,258.9           9.9                  (171.8)           (29.3)
1989...............   4,114.4          10.0                     9.3             42.9

(1) Excludes International and Separate Accounts.
(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of federal income taxes.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of (i) cash, invested assets and investment income due and accrued less borrowed money at the beginning of the year and (ii) cash, invested assets and investment income due and accrued less borrowed money at the end of the year, less net investment income.
    Debt securities are reflected primarily at amortized cost for purposes of this calculation. Investments in affiliates have been eliminated for purposes of this calculation.
(4) Net realized capital gains (losses) are before federal income taxes and after gains and losses allocable to experience rated pension contractholders. Intercompany transactions between life, health, annuity and pension operations and property-casualty operations have not been eliminated.
(5) Net unrealized capital gains (losses) are before federal income taxes and exclude changes in unrealized capital gains (losses) related to experience rated contractholders and discontinued products. Intercompany transactions between life, health, annuity and pension operations and property-casualty operations have not been eliminated.

b.  Investments Related to Property-Casualty Operations

The investment strategies for assets related to personal and commercial property-casualty operations are designed to maximize yield with appropriate liquidity and preservation of principal, and to permit periodic adjustment of the portfolio mix, in order to reflect changes in underwriting results and thus maximize after-tax income. Common stocks are held with the primary objective of achieving portfolio appreciation through capital gains and income. The size of common stock holdings is controlled in relation to surplus levels.

For information concerning the valuation of investments, see Notes 1, 5, and 6 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income as of the end of the years indicated (1):



(millions)                               1993 (2)     1992        1991        1990        1989
                                         ____         ____        ____        ____        ____


Debt Securities:
  Bonds:
    United States Government
      and government agencies
      and authorities...............     $ 3,341.9    $   895.7   $   828.2   $   622.9   $   485.2
    States, municipalities and
      political subdivisions........       2,086.9      2,210.0     2,953.1     4,114.4     4,128.3
    Foreign(3)......................         757.2        533.0       597.8       431.4       420.3
    Public utilities................         717.3        676.3       455.9       293.3       300.5
    Financial.......................       1,280.0        708.6       946.3       768.1       964.4
    Transportation/Capital goods....         215.9        290.3       256.2       225.1       200.8
    Mortgage-backed securities......       1,453.5      3,029.5     2,561.7     2,009.9     2,043.6
    Food and fiber..................         218.3        213.9       169.8       122.3       116.0
    Natural resources and services..         279.6        334.3       268.6       166.6       188.8
    All other corporate bonds.......         636.8        602.9       287.0       217.3       289.5
                                         _________    _________   _________   _________   _________
        Total bonds.................      10,987.4      9,494.5     9,324.6     8,971.3     9,137.4
    Redeemable preferred stocks.....          92.3        162.8       140.5       166.0       178.9
                                         _________    _________   _________   _________   _________
        Total debt securities.......      11,079.7      9,657.3     9,465.1     9,137.3     9,316.3
                                         _________    _________   _________   _________   _________

Equity securities:
  Common stocks.....................       1,169.5      1,015.0       645.9       484.2       854.1
  Non-redeemable preferred stocks...           7.2          7.8        14.4        21.0        15.9
                                         _________    _________   _________   _________   _________
        Total equity securities.....       1,176.7      1,022.8       660.3       505.2       870.0
                                         _________    _________   _________   _________   _________

Short-term investments..............         235.8        506.8       479.2       720.1        31.9
Mortgage loans......................       1,834.1      2,126.0     2,303.8     2,629.7     2,512.9
Real estate.........................         314.8        344.6       317.0       240.3       290.1
Other...............................         295.7        258.9       490.0       331.8       381.9
                                         _________    _________   _________   _________   _________
        Total investments...........     $14,936.8    $13,916.4   $13,715.4   $13,564.4   $13,403.1
                                         _________    _________   _________   _________   _________
                                         _________    _________   _________   _________   _________

Cash and cash equivalents...........     $   (11.0)   $   597.1   $   382.4   $   471.3   $   781.2
                                         _________    _________   _________   _________   _________
                                         _________    _________   _________   _________   _________

Accrued investment income...........     $   206.8    $   192.7   $   201.6   $   209.2   $   215.6
                                         _________    _________   _________   _________   _________
                                         _________    _________   _________   _________   _________


(1) Excludes International and investments in affiliates.
(2) The majority of debt securities are carried at fair value in 1993 due to the adoption of
    FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, at December 31, 1993.
(3) "Foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.


Mortgage-backed securities at December 31, 1993, 1992 and 1991 included the following categories of collateralized mortgage obligations (1):

(millions)
                                    Amortized Cost,
                                    net of valuation
                                    reserves           Fair Value        Yield (2)
                                    ________________   __________        _____
1993
____
Sequentials....................     $  102.4           $  102.4           6.7%
Planned Amortization Class.....        211.6              213.0           6.8
Principal Only.................         53.3               54.7           6.5
Z-Tranches.....................          7.0                7.0           4.8
Other..........................         10.3               10.2           8.9
                                    ________           ________

  Total........................     $  384.6           $  387.3           6.8
                                    ________           ________
                                    ________           ________


1992
____
Sequentials....................     $  468.9           $  488.4           7.9%
Planned Amortization Class.....        874.7              909.7           7.9
Principal Only.................         40.5               46.4           1.0
Z-Tranches.....................         11.1               11.5           6.8
Other..........................         80.1               80.9             -
                                    ________           ________

  Total........................     $1,475.3           $1,536.9           7.7
                                    ________           ________
                                    ________           ________


1991
____
Sequentials....................     $  100.6           $  106.9           8.8%
Planned Amortization Class.....      1,385.2            1,473.8           9.1
Principal Only.................         30.2               34.8           4.2
Other..........................         24.2               24.8           7.9
                                    ________           ________

  Total........................     $1,540.2           $1,640.3           9.0
                                    ________           ________
                                    ________           ________

(1) Excludes International.
(2) Based on fair value at year-end.


The following table summarizes investment results of the company's property-casualty insurance operations (1):

(dollar amounts in millions)
                        Net         Earned Net        Net Realized       Change in Net
                     Investment     Investment        Capital Gains      Unrealized Capital
                     Income (2)   Income Rate (3)     (Losses) (4)       Gains and Losses (4)
                     __________   _______________     _____________      ____________________
For the year:
1993...............  $  959.0          7.3%           $  149.2           $  207.6
1992...............     946.1          7.2               217.4              200.6
1991...............   1,057.9          8.3                36.2              118.3
1990...............   1,136.0          8.8                53.8             (129.8)
1989...............   1,038.6          8.0               211.6              186.8

(1) Excludes International.
(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of federal income taxes.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of (i) cash, invested assets and investment income due and accrued less borrowed money at the beginning of the year and (ii) cash, invested assets and investment income due and accrued less borrowed money at the end of the year, less net investment income. Debt securities are reflected primarily at amortized cost for purposes of this calculation. Investments in affiliates have been eliminated for purposes of this calculation.
(4) Net realized and unrealized capital gains (losses) are before federal income taxes and exclude changes in unrealized capital gains (losses) related to experience rated contractholders. Intercompany transactions between life, health, annuity and pension operations and property-casualty operations have not been eliminated.

8.  Other Matters

a.   Regulation

General

Aetna's insurance businesses are subject to comprehensive, detailed regulation throughout the United States and the foreign jurisdictions in which they do business. The laws of the various jurisdictions establish supervisory agencies with broad authority to regulate, among other things, the granting of licenses to transact business, premium rates for certain coverages, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, insurer solvency, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value. Many also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, many jurisdictions compel participation in, and regulate composition of, various residual market mechanisms. Aetna's operations and accounts are subject to examination at regular intervals by domestic and other insurance regulators.

Although the federal government does not directly regulate the business of insurance, many federal laws do affect that business. Existing or recently proposed federal laws that may significantly affect or would affect, if passed, the insurance business cover such matters as employee benefits (including regulation of federally qualified HMOs), controls on medical care costs, medical entitlement programs (e.g., Medicare), environmental regulation and liability, product liability, civil justice procedural reform, earthquake insurance, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, repeal of some portions of the McCarran-Ferguson exemption of the business of insurance from federal antitrust laws, the taxation of insurance companies (see Notes 1 and 10 of Notes to Financial Statements in the Annual Report), and the tax treatment of insurance products.

Health Care

In addition to regulations applicable to insurance companies generally (described above), Aetna's managed health care products are subject to varying levels of state insurance, health maintenance organization ("HMO") and/or health department regulation. Among other things, these regulations address health care network composition, new product offerings, product and benefit contracts and the extent to which insurance companies may provide incentives to insureds to use services from "preferred" health care service providers or pay contractual and non-contractual health care providers unequally for equivalent services. Some jurisdictions also regulate the extent to which managed health care plans may offer their enrollees the option of receiving health care services from non-contracting providers. Additionally, these plans are subject to state, and in some cases federal, regulation concerning solvency and other operational requirements.

Both the Clinton Administration and a number of states have proposed significant health care reform legislation. (For additional discussion, see MD&A - Health and Life Insurance and Services in the Annual Report.)

Insurance and Insurance Holding Company Laws

Several states, including Connecticut, regulate affiliated groups of insurers such as Aetna under insurance holding company statutes. Under such laws, intercorporate asset transfers and dividend payments from insurance subsidiaries may require prior notice to or approval of the insurance regulators, depending on the size of such transfers and payments relative to the financial position of the affiliate making the transfer. These laws also regulate changes in control, as do Connecticut corporate laws (which also apply to insurance corporations). See Note 8 of Notes to Financial Statements in the Annual Report.

As a licensed Connecticut-domiciled insurer, the company is subject to Connecticut insurance laws. These laws, among other things, enable insurers to redeem their stock from any shareholder who fails, in the good faith determination of the insurer's board of directors, to (i) meet the qualifications prescribed under Connecticut law for licensure or (ii) to secure the regulatory approvals required under Connecticut law for ownership of such stock.

Securities Laws

The Securities and Exchange Commission ("SEC") and, to a lesser extent, the states regulate the sales and investment management activities of broker-dealer and investment advisory subsidiaries of the company. The SEC also regulates some of its pension, annuity, life insurance and other investment and retirement products. Additionally, certain Separate Accounts and mutual funds of Aetna Life Insurance and Annuity Company are subject to SEC regulation under the Investment Company Act of 1940. As a stock company, Aetna also is subject to extensive reporting obligations under the Securities Exchange Act of 1934.

Property-Casualty

Over the past several years, the company's insurance businesses, particularly personal automobile and workers' compensation, have been the target of various regulatory and legislative initiatives that management believes have limited the basis upon which the company conducts its activities. Such initiatives have, among other things, sought to (1) freeze or reduce rates that may be charged for certain insurance products, (2) force the company to issue and renew insurance in markets where the company cannot achieve an acceptable rate of return, and (3) restructure residual or involuntary markets. Residual or involuntary markets are established to provide coverage to insureds unable to obtain policies in the private marketplace. As state-mandated rates are frequently inadequate, these markets are in effect often subsidized by the insurance industry. More recently, attempts have been made to apply these initiatives to the property insurance lines as a means of addressing the availability of property insurance in certain urban and shorefront locations.

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the years ended December 31, 1993, 1992 and 1991 were $17 million, $49 million, and $23 million, respectively. The increase in the 1992 provision is principally related to insolvencies of certain large insurance companies. The amounts ultimately assessed may differ from the amounts charged to earnings because such assessments may not be made for several years and will depend upon the final outcome of regulatory proceedings.

While the company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets and policy surcharges, significant increases in assessments could jeopardize future efforts to recover such assessments.

The company has actively supported improved insurer solvency regulation, including measures that would facilitate earlier identification of troubled insurers, and amendments to guaranty fund laws that would reduce the costs of such insolvencies to solvent insurers such as Aetna.

Proposition 103

In March 1992, the California Insurance Commissioner ("Commissioner") issued a notice of hearing to the company requiring that it show cause why it should not be ordered to pay refunds with interest pursuant to Proposition 103. Proposition 103 is a voter initiative adopted in November 1988 which requires, among other things, certain premium rollbacks or refunds by insurance companies. The Commissioner alleged that the company's refund obligation was $110 million, plus 10% interest from May 1989 (or $51 million as of December 31, 1993).

On January 13, 1994, the company entered into a stipulation with the California Department of Insurance ("Department") under which the company agreed to make refunds of $31 million, including interest, with respect to certain California policies issued or renewed between November 8, 1988 and November 7, 1989. The Department has agreed that this refund constitutes the company's complete and entire rollback and refund obligation. Given applicable reserves, the agreement with the Department will not materially affect the company's earned premium revenue or net income.

See MD&A - Regulatory Environment in the Annual Report for additional discussion of regulatory matters.

b.   NAIC IRIS Ratios

The NAIC "IRIS" ratios cover 12 categories of financial data with defined acceptable ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the acceptable range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1992, two of Aetna Life and Casualty Company's significant subsidiaries had more than two IRIS ratios that were outside of NAIC acceptable ranges, as discussed below.

Aetna Life Insurance Company ("ALIC") fell outside acceptable ranges in 1992 for: (i) the Net Change in Capital and Surplus Ratio which is calculated by dividing the change in capital and surplus between the prior and the current year (net of any capital and surplus paid in) by the prior year capital and surplus; (ii) the Adequacy of Investment Income Ratio which compares investment income to credited interest; (iii) the Change in Product Mix Ratio which measures changes in the percentage of total premiums by product line; and (iv) the Change in Reserving Ratio which is designed for an open growing block of business. During 1992, significant capital was contributed by Aetna Life and Casualty Company to ALIC. The regulators were satisfied, after analysis, that ALIC did not warrant special attention.

In 1992, The Aetna Casualty and Surety Company ("AC&S") fell outside of acceptable ranges for: (i) the Two-year Overall Operating Ratio, which is a combination of a two-year combined ratio minus a two-year investment income ratio; (ii) the Change in Surplus which measures the improvement or deterioration in a company's financial condition during the year; and (iii) the Ratio of Liabilities to Liquid Assets which measures the liquidity of a company. During 1992, AC&S sold its wholly owned subsidiary, American Re-Insurance Company. Proceeds from this sale were dividended to Aetna Life and Casualty Company. This one-time event caused certain of the ratios described above to fall outside of acceptable ranges. The regulators were satisfied, after analysis, that AC&S did not warrant special attention.

Management expects that certain of the company's significant subsidiaries will have more than two IRIS ratios outside of NAIC acceptable ranges for 1993.

c. Ratios of Earnings to Fixed Charges and Earnings to Combined
   Fixed Charges and Preferred Stock Dividends

The following table sets forth Aetna's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:

(millions)                             1993        1992       1991     1990      1989
                                       ____        ____       ____     ____      ____
Ratio of Earnings to Fixed Charges     (a)        .42 (b)     2.13      3.03      4.13
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock
   Dividends                           (a)        .42 (b)     2.13      3.03      4.05

(a) Aetna reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.
(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor). Preferred stock dividends, which are not deductible for income tax purposes, have been increased to a taxable equivalent basis. This adjustment has been calculated by using the effective tax rate of the applicable year. All shares of Aetna's preferred stock were redeemed in 1989 and, as a result, for the years ended December 31, 1993, 1992, 1991 and 1990 the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

d.   Miscellaneous

Aetna had approximately 42,600 domestic employees at December 31, 1993.

Management believes that the company's computer facilities, systems and related procedures are adequate to meet its business needs. The company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the company's management and its internal auditors and are modified as considered necessary.

Portions of Aetna's insurance business are seasonal in nature. Reported claims under group health and certain property-casualty products are generally higher in the first quarter. Sales, particularly of individual life products, are generally lowest in the first quarter and highest in the fourth quarter.

No customer accounted for 10% or more of Aetna's consolidated revenues in 1993. In addition, no segment of Aetna's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the segment. See Note 14 of Notes to Financial Statements regarding segment information in the Annual Report.

The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the company or any of its segments. In general, the company is not contractually obligated or committed to accept a fixed portion of business submitted by any of its property-casualty agents or brokers. The company generally reviews all of its policy applications, both new and renewal, for approval and acceptance. There are cases where the company has delegated limited underwriting authority to select agents generally for smaller business for specific classes of risks. The risks accepted by the company under these conditions are reviewed by company underwriters. This authority generally can be rescinded at any time at the discretion of the company and without prior notice to the agents.

Item 2. Properties.

The home office of Aetna, owned by Aetna Life Insurance Company, is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately 1.6 million square feet. The company also owns or leases other space in the greater Hartford area as well as various field locations throughout the country. The company expects to vacate certain of these facilities in 1994 (please see MD&A - Overview in the Annual Report).

The foregoing does not include numerous investment properties held by Aetna in its general and separate accounts.

Item 3.  Legal Proceedings.

In Re:  Stepak v. Aetna Life and Casualty Company et al.

On October 22, 1990, a shareholder filed a lawsuit in United States District Court for the District of Connecticut ("District Court"). The suit, which was filed on behalf of a class of company shareholders, named as defendants Aetna Life and Casualty Company ("Aetna") and certain present and former Aetna officers and directors.

The suit alleges that the defendants fraudulently and in violation of federal securities laws failed, among other things, to adequately disclose alleged deterioration in the value of mortgage loan and real estate investment portfolios and that the plaintiff, acting in reliance upon such allegedly misleading public statements, purchased Aetna common stock at artificially inflated prices. The suit seeks certification of the class and unspecified compensatory and punitive damages.

In November 1990, the plaintiff filed an amended complaint. The defendants moved to have the amended complaint dismissed. The plaintiff subsequently filed a second amended complaint, and in August 1991 the District Court denied the defendants' motion to dismiss this complaint. In the interim, the plaintiff dropped all but two of the original individual defendants. Subsequently, a class was conditionally certified composed of purchasers of Aetna common stock during the period from February 16, 1989 through November 13, 1990, with some exceptions.

Aetna has answered the complaint, denying all substantive averments, and discovery is substantially complete. Aetna believes that the suit is neither supported as a matter of fact nor as a matter of law and, with the other defendants, will continue to contest vigorously the litigation.

In Re:  Standard Financial Indemnity Corporation et al.
        v. The Aetna Casualty and Surety Company et al.

In 1989, the Standard Financial Indemnity Corporation ("SFIC") filed an antitrust suit in Texas state court against The Aetna Casualty and Surety Company ("Aetna Casualty") and all other insurers acting as servicing carriers for the Texas workers' compensation assigned risk pool (collectively, "defendants"). The complaint alleged that the plaintiff's application to become a servicing carrier had been wrongfully denied pursuant to a conspiracy among the servicing carriers. In February 1990, Preferred Employers' Insurance Company ("Preferred") joined the suit as a plaintiff and made an additional claim alleging that the servicing carriers had intentionally overpaid claims in order to raise prices and to drive workers' compensation customers into the assigned risk pool.

The defendants' motion to dismiss the original suit brought by SFIC, which Preferred had later joined as a plaintiff, was granted in March 1990. SFIC appealed this ruling and on May 19, 1993, the Court of Appeal, Third District of Texas ("Court of Appeal") reversed and remanded the matter to the trial court. Preferred did not appeal the initial dismissal of the original suit and, therefore, is no longer a party to the litigation. On March 12, 1992, the Texas Commissioner of Insurance placed SFIC into receivership. On August 25, 1993, the Court of Appeal denied defendant's motion for rehearing. On September 24, 1993, defendants filed an application for writ of error with the Supreme Court of Texas. A settlement for an amount not material to the company has been reached with SFIC's receiver and has become final.

In Re:  Attorneys General Antitrust Litigation

The description of this litigation is contained in Note 16 of Notes to Financial Statements in the Annual Report and is incorporated herein by reference.

Other Litigation

Aetna is continuously involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation.

One such area of coverage litigation involves legal liability for asbestos and environmental-related claims. These lawsuits and other factors make reserving for asbestos and environmental-related claims subject to significant uncertainties. See MD&A - Property-Casualty Reserves in the Annual Report.

While the ultimate outcome of the litigation described herein cannot be determined at this time, management does not believe it likely that such litigation, net of reserves established therefor and giving effect to reinsurance, will result in judgments for amounts material to the financial condition of the company, although it may affect results of operations in future periods. Litigation related to asbestos and environmental claims is subject to significant uncertainties; therefore management is unable to determine whether the effects on operations in future periods will be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF AETNA LIFE AND CASUALTY COMPANY*

The Chairman of Aetna Life and Casualty Company is elected and all other executive officers listed below are appointed by the Board of Directors of the company at its Annual Meeting each year to hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or Director.


                                                                    Business Experience
Name of Officer           Principal Position             Age        During Past Five Years
_______________           __________________             ___        ______________________


Ronald E. Compton         Chairman and President         61          (1)

Zoe Baird                 Senior Vice President and
                          General Counsel                41          (2)

Gary G. Benanav           Executive Vice President,
                          Property/Casualty**            48          (3)

Mary Ann Champlin         Senior Vice President,
                          Human Resources                46          (4)

Daniel P. Kearney         Executive Vice President,
                          Investments/Financial
                          Services**                     54          (5)

Patrick W. Kenny          Group Executive, Finance
                          and Administration             51          (6)

Elizabeth R. Krupnick     Senior Vice President,
                          Corporate Affairs              44          (7)

James W. McLane           Executive Vice President,
                          Health/Group Life**            55          (8)

Vanda B. McMurtry         Senior Vice President,
                          Federal Government Relations   44          (9)

Robert E. Broatch         Senior Vice President,
                          Finance and Corporate
                          Controller                     45         (10)

John D. Loewenberg        Senior Vice President,
                          Aetna Information
                          Technology                     53         (11)

Brian E. Scott            Vice President and
                          Senior Corporate Actuary       57         (12)


*   As of March 1, 1994

** Executive Vice Presidents, in conjunction with certain other senior officers, are responsible for assisting the Chairman in setting policy and overall direction for the company. In addition, each Executive Vice President is responsible for overseeing key initiatives and business decisions of the following specified lines of business:
    Mr. Benanav -- international, personal and commercial property-casualty insurance; Mr. Kearney -- investments and large case pensions, individual life insurance, annuities and mutual funds, and small case pensions;
    and Mr. McLane -- group health insurance, including managed care operations, and group life insurance.


(1)
Mr. Compton has served as Chairman since March 1, 1992. He is also President, a position he has held since July 1988.

(2)
Ms. Baird has served in her current position since April 1992. From July 1990 to April 1992 she served as Vice President and General Counsel. From 1986 to July 1990 she was with General Electric Company, Fairfield, Connecticut, most recently as Counselor and Staff Executive.

(3)
Mr. Benanav has served in his current position since December 1993. From April 1992 to December 1993 he served as Group Executive responsible for International, individual life insurance, annuities, mutual funds, and small case pensions. From April 1990 through April 1992, he served as Senior Vice President, International Insurance. From August 1989 until April 1990, he served as Vice President, International Insurance Division. From June 1986 to August 1989 he served as Vice President - Finance and Treasurer.

(4)
Ms. Champlin has served in her current position since November 1992. From February 1991 through November 1992 she served as Vice President, Aetna Human Resources. From June 1989 through January 1991 she served as Assistant Vice President, Corporate Management, Office of the Chairman. From August 1988 to May 1989 she served as Director, Corporate Management, Office of the Chairman.

(5)
Mr. Kearney has served in his current position since December 1993. From February 1991 to December 1993 he served as Group Executive responsible for investments and large case pensions. From 1990 to February 1991 he served as the principal of Daniel P. Kearney, Inc. From 1989 to 1990 he served as President and Chief Executive Officer of the Oversight Board of the Resolution Trust Corporation. From 1988 to 1989 he served as a principal of Aldrich, Eastman and Waltch, Inc. (a pension fund advisor).

(6)
Mr. Kenny has served in his current position since March 1992.
From January 1988 through February 1992, he served as Senior Vice
President, Finance.

(7)
Ms. Krupnick has served in her current position since November
1992. From October 1989 through November 1992, she served as Vice President, Corporate Affairs. From January 1988 to October 1989 she served as Assistant Vice President, Corporate Affairs.

(8)
Mr. McLane has served in his current position since December 1993. From April 1992 to December 1993, he served as Group Executive responsible for group health and life insurance including managed care operations. From February 1991 through April 1992 he served as Chief Executive Officer, Aetna Health Plans; from 1985 through 1991 he served as Senior Vice President, Global Insurance Division, Citicorp.

(9)
Mr. McMurtry has served in his current position since November 1992. From February 1989 through November 1992 he served as Staff Director and Chief Counsel, Committee on Finance, United States Senate. From January 1986 through February 1989 he served as Legislative Director for Lloyd M. Bentsen Jr., United States Senate.

(10)
Mr. Broatch has served in his current position since December
1993. From May 1988 to December 1993, he served as Vice President and Corporate Controller.

(11)
Mr. Loewenberg has served in his current position since March
1989.  From September 1987 to March 1989 he served as Senior Vice
President and Chief Administrative Officer, Agency Group, Capital
Holding Corporation.

(12)
Mr. Scott has served in his current position since November 1991.
From April 1991 until November 1991, he served as Vice President,
Standard Commercial Accounts.  From October 1988 through April
1991, he served as Senior Vice President, Standard Markets
Department, Commercial Insurance Division.

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

Aetna Life and Casualty Company's common stock is listed on the New York and Pacific Stock Exchanges, with unlisted trading privileges on other regional exchanges. Its symbol is AET. The common stock also is listed on the Swiss Stock Exchanges at Basel, Geneva and Zurich. Call and put options on the common stock are traded on the American Stock Exchange. As of February 25, 1994, there were 27,452 record holders of the common stock.

The dividends declared and the high and low sales prices with respect to Aetna Life and Casualty Company's common stock for each quarterly period for the past two years are incorporated herein by reference from "Quarterly Data" in the Annual Report.

Information regarding restrictions on the company's present and future ability to pay dividends is incorporated herein by reference from Note 8 of Notes to Financial Statements in the Annual Report.

Item 6. Selected Financial Data.

The information contained in "Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

The information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual
Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The 1993 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" is incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning Directors and concerning compliance with
Section 16 (a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

The information under the caption "Executive Compensation" is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Security Ownership of Certain
Beneficial Owners, Directors, Nominees and Executive Officers" is incorporated herein by reference to the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

The information under the caption "Certain Transactions and Relationships" is incorporated herein by reference to the Proxy
Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.  Financial statements:

The Consolidated Financial Statements and the report of the registrant's independent auditors are incorporated herein by reference to the Annual Report.

2.  Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item 14. See Index to Financial Statement Schedules on page 41.

3.  Exhibits: *

(3)  Articles of Incorporation and By-Laws.

Certificate of Incorporation of Aetna Life and Casualty Company, incorporated herein by reference to the registrant's 1992
Form 10-K, filed on March 17, 1993.

By-Laws of Aetna Life and Casualty Company.

(4) Instruments defining the rights of security holders, including indentures.

Conformed copy of Indenture, dated as of October 15, 1977 between Aetna Life and Casualty Company and Morgan Guaranty Trust Company of New York, Trustee, incorporated herein by reference to the registrant's 1992 Form 10-K, filed on March 17, 1993 (the "1992 Form 10-K").

Conformed copy of Indenture, dated as of October 15, 1986 between Aetna Life and Casualty Company and The First National Bank of
Boston, Trustee, incorporated herein by reference to the 1992 Form
10-K.

Conformed copy of Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust
Company of Connecticut, National Association, as Trustee, incorporated herein by reference to the registrant's Registration
Statement on Form S-3 (File No. 33-50427).

Rights Agreement dated as of October 27, 1989, between Aetna Life and Casualty Company and First Chicago Trust Company of New York incorporated herein by reference to the 1992 Form 10-K.

Summary of Rights to Purchase Preferred Stock, incorporated herein by reference to the 1992 Form 10-K.

(10)  Material contracts.

The 1984 and 1979 Stock Option Plans of Aetna Life and Casualty
Company and amendments thereto, incorporated herein by reference to the 1992 Form 10-K.

Aetna Life and Casualty Company's Supplemental Incentive Savings
Plan, incorporated herein by reference to the 1992 Form 10-K.

Aetna Life and Casualty Company's Supplemental Pension Benefit
Plan, incorporated herein by reference to the 1992 Form 10-K.

Aetna Life and Casualty Company's Performance Unit Plan, incorporated herein by reference to the 1992 Form 10-K.

Aetna Life and Casualty Company's 1986 Management Incentive Plan, as amended effective February 25, 1994.

The Aetna Life and Casualty Directors' Deferred Compensation Plan, incorporated herein by reference to the 1992 Form 10-K.

Letter Agreement, dated December 18, 1993, between Aetna Life and
Casualty Company and David A. Kocher.

Aetna Life and Casualty Company Non-Employee Director Deferred Stock Plan, incorporated herein by reference to the 1992 Form 10-K.

Description of certain arrangements not embodied in formal documents, as described with respect to Directors' fees and benefits, and under the caption "Executive Compensation," are incorporated herein by reference to the Proxy Statement.

(11)  Statement re computation of per share earnings.

Incorporated herein by reference to Note 1 of Notes to Financial
Statements in the company's 1993 Annual Report.

(12)  Statement re computation of ratios.

Statement re:  computation of ratio of earnings to fixed charges.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends.

(13)  Annual Report to security holders.

Selected Financial Data, Management's Discussion and Analysis of
Financial Condition and Results of Operations, Consolidated
Financial Statements and the report of the registrant's independent auditors, and unaudited Quarterly Data from the Annual Report.

(18)  Letter re change in accounting principles

Letter from Independent Auditors regarding the preferability of the change in accounting principle for reporting reserves for workers' compensation life table indemnity claims to a discounted basis.

(21)  Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Life and Casualty Company.

(23)  Consents of experts and counsel.

Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(28)  Information from Reports Furnished to State Insurance
      Regulatory Authorities.

1993 Consolidated Schedule P of Annual Statements provided to state regulatory authorities. **

(b)  Reports on Form 8-K

None.


* Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Office of the Corporate Secretary, Aetna Life and Casualty Company,
  151 Farmington Avenue, Hartford, Connecticut 06156.

** Filed under cover of Form SE.

INDEX TO FINANCIAL STATEMENT SCHEDULES

AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES


                                                         Page
                                                         ____

Independent Auditors' Report........................      42

   I  Summary of Investments - Other than
      Investments in Affiliates as
      of December 31, 1993..........................      43

 III  Condensed Financial Information of the
      Registrant as of December 31, 1993 and
      1992 and for the years ended December 31,
      1993, 1992 and 1991...........................      44

   V  Supplementary Insurance Information as of
      and for the years ended December 31, 1993,
      1992 and 1991.................................      50

VIII  Valuation and Qualifying Accounts and Reserves
      for the years ended December 31, 1993, 1992
      and 1991......................................      53

  IX  Short-term Borrowings for the years ended
      December 31, 1993, 1992 and 1991..............      54

   X  Supplemental Information Concerning
      Property-Casualty Operations for the years
      ended December 31, 1993, 1992 and 1991........      55


Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto in the company's 1993 Annual Report. Columns omitted from schedules filed have been omitted because the information is not applicable.

Certain reclassifications have been made to 1992 and 1991 financial information to conform to 1993 presentation.

                   INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Aetna Life and Casualty Company:


Under date of February 8, 1994, we reported on the consolidated balance sheets of Aetna Life and Casualty Company and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1993 the company changed its methods of accounting for certain investments in debt and equity securities, reinsurance of short-duration and long-duration contracts, postemployment benefits, workers' compensation life table indemnity reserves and retrospectively rated reinsurance contracts. In 1992, the company changed its methods of accounting for income taxes and postretirement benefits other than pensions.


                             By    KPMG PEAT MARWICK
                                 _____________________
                                    (Signature)

                                     KPMG PEAT MARWICK


Hartford, Connecticut
February 8, 1994

            AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                              SCHEDULE I

     Summary of Investments - Other than Investments in Affiliates

                        As of December 31, 1993


                                                                         Amount
                                                                       at which
                                                                   shown in the
Type of Investment                           Cost       Value*    balance sheet
                                       __________   __________    _____________
(Millions)


Debt securities:
   Bonds:
     United States Government
       and government agencies
       and authorities.............    $ 8,038.9    $ 8,180.4          $ 8,180.4
     States, municipalities and
       political subdivisions......      2,439.4      2,517.0            2,516.8
     Foreign(1)....................      3,686.1      3,863.3            3,847.2
     Public utilities..............      2,777.4      2,937.4            2,923.0
     Financial.....................      4,913.5      5,159.6            5,125.9
     Transportation/Capital goods..      1,975.9      2,225.2            2,203.7
     Mortgage-backed securities....      9,656.1     10,325.7           10,325.7
     Food and fiber................        873.7        937.2              926.8
     Natural resources and services      1,118.0      1,195.9            1,176.8
     All other corporate bonds.....      4,012.7      4,230.3            4,199.3
                                       _________    _________          _________

       Total bonds.................     39,491.7     41,572.0           41,425.6

   Redeemable preferred stocks.....        118.7        118.9              118.9
                                       _________    _________          _________

       Total debt securities.......     39,610.4    $41,690.9           41,544.5
                                       _________    _________          _________
                                                    _________


Equity securities:
   Common stocks:
     Public utilities..............        119.1    $   123.9              123.9
     Banks, trust and insurance
       companies...................         83.3        167.3              167.3
     Industrial, miscellaneous
       and all other...............        936.5      1,255.3            1,255.3
                                       _________    _________          _________
       Total common stocks.........      1,138.9      1,546.5            1,546.5
   Non-redeemable preferred
     stocks........................         99.2        112.4              112.4
                                       _________    _________          _________

       Total equity securities.....      1,238.1    $ 1,658.9            1,658.9
                                       _________    _________          _________
                                                    _________


Short-term investments.............        669.9                           669.9
Mortgage loans.....................     14,839.2                        14,839.2
Real estate........................      1,315.8                         1,315.8
Policy loans.......................        490.7                           490.7
Other..............................        703.4(2)                        936.8(3)
                                       _________                       _________

       Total investments...........    $58,867.5                       $61,455.8
                                       _________                       _________
                                       _________                       _________

* See Notes 1 and 5 of Notes to Financial Statements in the company's 1993 Annual Report.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.

(2) Excludes investments in affiliates of $233.4 million.

(3) Includes investments in affiliates of $233.4 million.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                 Condensed Financial Information


                 AETNA LIFE AND CASUALTY COMPANY

                       Statements of Income



For the years ended December 31,
                                         1993         1992         1991
                                         ____         ____         ____

(Millions)

Premiums...............................  $   1.3      $     .9     $      -
Net investment income..................     (7.9)        (18.2)        (1.4)
Net realized capital gains (losses)....    (22.1)          5.7           .8
                                         _______      ________     ________

       Total revenue...................    (28.7)        (11.6)         (.6)

Current and future benefits............       .8            .2            -
Operating expenses.....................     43.1          30.3         37.4
Severance and facilities charge........     50.3          22.1            -
Interest expense.......................     70.1          76.9         93.8
                                         _______      ________     ________

       Total benefits and expenses         164.3         129.5        131.2
                                         _______      ________     ________

Insurance operating losses before
   federal income taxes and equity
   in earnings of affiliates...........   (193.0)       (141.1)      (131.8)
Federal income tax benefits:
   Current.............................    (53.4)        (35.5)       (37.3)
   Deferred............................    (45.6)        (15.7)       (65.8)
Equity in earnings (losses) of
affiliates                                (521.3)         84.6        395.1
                                         _______      ________     ________

Income (loss) from continuing
   operations before extraordinary item
   and cumulative effect adjustments...   (615.3)         (5.3)       366.4

Discontinued operations, net of tax:
  Income from operations...............        -          86.8        138.8
  Gain on sale.........................     27.0          38.1            -
  Cumulative effect adjustments........        -          48.9            -
                                         _______      ________     ________

Income (loss) before extraordinary item
 and cumulative effect adjustments for
 continuing operations.................   (588.3)        168.5        505.2
Extraordinary loss on debenture
 redemption, net of tax................     (4.7)            -            -
Cumulative effect adjustments for
 continuing operations.................    227.1 (1)    (112.5)(2)        -
                                         _______      ________     ________

Net Income (Loss)....................... $(365.9)     $   56.0     $  505.2
                                         _______      ________     ________
                                         _______      ________     ________


(1) The amount of the cumulative effect adjustment applicable to affiliates is $276.3 million.

(2) The amount of the cumulative effect adjustment applicable to affiliates is $285.4 million.

See Notes to Condensed Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                 Condensed Financial Information

                 AETNA LIFE AND CASUALTY COMPANY

                          Balance Sheets



As of December 31,

(Millions, except share data)                  1993          1992
                                               ____          ____
         ASSETS

Investments:
   Equity securities, at market
     (cost $5.6 and $4.4)..................   $    1.6       $      .7
   Short-term investments..................       83.3            83.1
   Other...................................       10.5            10.1
   Investments in affiliates:
     Insurance and financial services
       companies...........................    7,916.4         7,838.7
     International insurance and
       financial services companies........      636.4           578.7
                                              ________       _________
         Total investments.................    8,648.2         8,511.3
Cash and cash equivalents..................        5.8            88.2
Premiums due and other receivables.........        2.5             3.2
Due from affiliates........................      165.5           168.4
Accrued investment income..................        1.3             1.6
Deferred federal income taxes..............      263.8           221.3
Other assets...............................       39.4            29.1
                                              ________       _________
         Total assets......................   $9,126.5       $ 9,023.1
                                              ________       _________
                                              ________       _________

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance reserve liabilities...........   $     .5      $       .4
   Dividends payable to shareholders.......       77.4            76.1
   Long-term debt..........................    1,057.6           798.6
   Other liabilities.......................      154.6           100.7
   Liability for postretirement
    benefits other than pensions...........      638.9           617.3
   Due to affiliates.......................      149.0           167.7
   Federal income taxes payable............        5.4            24.0
                                              ________       _________
         Total liabilities.................    2,083.4         1,784.8
                                              ________       _________

Shareholders' Equity:
   Class A Voting Preferred Stock
    (no par value; 10,000,000 shares
    authorized; no shares issued or
    outstanding)                                     -               -
   Class B Voting Preferred Stock
    (no par value; 15,000,000 shares
    authorized; no shares issued or
    outstanding)                                     -               -
   Class C Non-voting Preferred Stock
    (no par value; 15,000,000 shares
    authorized; no shares issued or
    outstanding)                                     -               -
   Common stock (No par value; 250,000,000
     shares authorized; 114,939,275 issued;
     and 112,200,567 and 110,270,482
     outstanding)..........................    1,422.0         1,417.7
   Net unrealized capital gains............      648.2           259.6
   Retained earnings.......................    5,103.3         5,777.9
   Treasury stock, at cost.................     (130.4)         (216.9)
                                              ________       _________
       Total shareholders' equity..........    7,043.1         7,238.3
                                              ________       _________

         Total.............................   $9,126.5       $ 9,023.1
                                              ________       _________
                                              ________       _________

See Notes to Condensed Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                 Condensed Financial Information

                 AETNA LIFE AND CASUALTY COMPANY

                Statements of Shareholders' Equity


                                                                       Net
                                                                Unrealized
Three years ended December 31, 1993                     Common     Capital       Retained    Treasury
(Millions, except share data)                Total       Stock       Gains       Earnings       Stock
__________________________________________________________________________________________________________


Balances at December 31, 1990                $ 7,072.4   $ 1,420.6   $    49.7   $ 5,824.5      $  (222.4)
__________________________________________________________________________________________________________
Net income..............................         505.2                               505.2
Net change in unrealized capital gains
  and losses............................         116.2                   116.2
Common stock acquired during year
  (76,800 shares).......................          (6.3)                                              (6.3)
Common stock issued for benefit plans
  (28,796 shares).......................           1.2                                                1.2
Loss on issuance of treasury stock......           (.5)        (.5)
Common stock dividends declared.........        (303.7)                             (303.7)
                                             _____________________________________________________________
Balances at December 31, 1991                  7,384.5     1,420.1       165.9     6,026.0         (227.5)
__________________________________________________________________________________________________________
Net income..............................          56.0                                56.0
Net change in unrealized capital gains
  and losses............................          93.7                    93.7
Common stock issued for benefit plans
  (205,848 shares)......................          10.6                                               10.6
Loss on issuance of treasury stock......          (2.4)       (2.4)
Common stock dividends declared:........        (304.1)                             (304.1)
__________________________________________________________________________________________________________
Balances at December 31, 1992                  7,238.3     1,417.7       259.6     5,777.9         (216.9)
__________________________________________________________________________________________________________
Net income..............................        (365.9)                             (365.9)
Net change in unrealized capital gains
  and losses............................         388.6                   388.6
Common stock issued for benefit plans
  (1,930,085 shares)....................          86.5                                               86.5
Loss on issuance of treasury stock......           4.3          4.3
Common stock dividends declared.........        (308.7)                             (308.7)
                                             _____________________________________________________________
Balances at December 31, 1993                $ 7,043.1    $ 1,422.0  $   648.2(1)$ 5,103.3      $  (130.4)
__________________________________________________________________________________________________________

See Notes to Condensed Financial Statements.

(1) Unrealized capital gains and losses at December 31, 1993 exclude unrealized capital gains of $396.2 million attributable to assets supporting discontinued products and unrealized capital gains of $466.3 million attributable to assets supporting experience rated contracts.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

                     Statements of Cash Flows

For the years ended December 31,
(Millions)
                                                    1993       1992         1991
                                                    ____       ____         ____
Cash Flows from Operating Activities:
   Net income(loss)..............................   $(365.9)   $   56.0     $  505.2
   Adjustments to reconcile net income (loss)
    to net cash (used for) provided by
    operating activities:
     Cumulative effect adjustments...............    (227.1)      112.5            -
     Extraordinary loss on debenture redemption..       4.7           -            -
     Discontinued operations.....................     (27.0)      (86.8)       (72.7)
     Cumulative effect of discontinued operations         -       (48.9)           -
     Decrease (increase) in premiums due and
      other receivables..........................       5.0       (41.7)       (46.3)
     Decrease (increase) in accrued investment
      income.....................................       0.3        (3.1)        (2.7)
     Depreciation and amortization...............         -         0.1          0.1
     (Decrease) increase in federal income taxes      (58.6)       73.3         45.4
     Net (decrease) increase in other assets
      and other liabilities......................      38.3       110.2       (210.6)
     Increase in insurance reserve
      liabilities................................       0.1         0.3         30.8
     Equity in (earnings) losses of affiliates...     521.3       (84.6)      (395.1)
     Gain on sale of subsidiaries................     (15.0)      (38.1)           -
     Net realized capital (gains) losses.........      22.1        (5.7)        (0.8)
     Amortization of net investment discounts....      (0.2)       (0.2)           -
     Other, net..................................    (118.2)       65.8          6.8
                                                     ______    ________     ________
       Net cash (used for) provided by
        operating activities.....................    (220.2)      109.1       (139.9)
                                                     ______    ________     ________
Cash Flows from Investing Activities:
 Proceeds from sales of:
   Debt securities...............................         -           -         14.2
 Investment repayments of:
   Debt securities...............................         -           -          0.1
 Cost of investments in:
   Debt securities...............................         -           -         (7.8)
   Equity securities.............................     (26.3)       (2.9)       (20.9)
   Mortgage loans................................         -           -         (0.2)
   Real estate...................................      (0.5)       (1.8)        (0.5)
 Proceeds from disposal of subsidiaries..........      93.1           -            -
 Increase in short-term investments..............      (0.2)      (58.8)      (213.2)
 Decrease (Increase) in property plant
  & equipment....................................       0.1        (0.1)           -
 Investment in and advances from subsidiaries....    (631.3)      220.4       (256.2)
 Dividends received from affiliates..............     302.1       250.0        706.4
 Net transfers resulting from change in
  reinsurance arrangement........................         -           -        102.7
 Other, net......................................     365.9       (72.8)       114.0
                                                    _______    ________     ________
   Net cash provided by investing activities.....     102.9       334.0        438.6
Cash Flows from Financing Activities:
   Issuance of long-term debt....................     600.0           -            -
   Stock issued under benefit plans..............      90.8         8.2           .7
   Repayment of long-term debt...................    (347.2)      (69.9)           -
   Dividends paid to shareholders................    (308.7)     (304.1)      (303.7)
   Treasury stock acquired.......................         -           -         (6.3)
                                                    _______    ________     ________
     Net cash provided by (used for)
      financing activities.......................      34.9      (365.8)      (309.3)
Net (decrease) increase in cash and
 cash equivalents................................     (82.4)       77.3        (10.6)
Cash and cash equivalents, beginning of year.....      88.2        10.9         21.5
                                                    _______    ________     ________
Cash and cash equivalents, end of year...........   $   5.8    $   88.2     $   10.9
                                                    _______    ________     ________
                                                    _______    ________     ________
Supplemental disclosure of cash flow
 information:
     Interest paid...............................   $  64.2    $   83.2     $   94.2
                                                    _______    ________     ________
                                                    _______    ________     ________
     Income taxes received, net..................   $ (56.7)   $  (40.6)    $ (149.3)
                                                    _______    ________     ________
                                                    _______    ________     ________

See Notes to Condensed Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

              Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the company's 1993 Annual Report. Certain reclassifications have been made to 1992 and 1991 financial information to conform to 1993 presentation.

1.  Long-Term Debt

(millions)                                   1993         1992
                                             ____         ____
     Long-term debt:
     Eurodollar Notes, 9 1/2% due 1995..     $  100.4     $  100.6
     Notes, 8 5/8% due 1998.............         99.8         99.7
     Notes, 6 3/8% due 2003.............        198.7            -
     Debentures, 8 1/8% due 2007........            -        200.0
     Debentures, 6 3/4% due 2013........        198.3            -
     Eurodollar Notes, 7 3/4% due 2016..         63.5        200.1
     Debentures, 8% due 2017............        198.6        198.2
     Debentures, 7 1/4% due 2023........        198.3            -
                                             ________     ________
                                             $1,057.6     $  798.6
                                             ________     ________
                                             ________     ________

See Note 9 to the Consolidated Financial Statements in the Annual
Report for a description of the long-term debt and aggregate maturities for 1994 to 1998 and thereafter.


2.  Dividends

The amounts of cash dividends paid to Aetna Life and Casualty
Company by insurance affiliates for the years ended December 31, 1993, 1992 and 1991 were as follows:

(millions)                          1993       1992       1991
                                    ____       ____       ____
Consolidated subsidiaries.....      $302.1     $250.0     $706.2
50% or less owned accounted
  for by the equity method....           -          -         .2
                                    ______     ______     ______
                                    $302.1     $250.0     $706.4
                                    ______     ______     ______
                                    ______     ______     ______

See Note 8 to the Consolidated Financial Statements in the Annual
Report for a description of dividend restrictions from the consolidated insurance subsidiaries to the company.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

        Notes to Condensed Financial Statements (Continued)


3.  Accounting Changes

See Note 1 to the Consolidated Financial Statements in the Annual
Report for a description of accounting changes.

4.  Discontinued Products

See Note 2 to the Consolidated Financial Statements in the Annual
Report for a description of discontinued products.

5.  Sales of Subsidiaries

See Note 3 to the Consolidated Financial Statements in the Annual
Report for a description of the sales of subsidiaries.


6.  Severance and Facilities Charge

See Note 4 to the Consolidated Financial Statements in the Annual
Report for a description of the severance and facilities charges.


7.  Federal and Foreign Income Taxes

See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of federal and foreign income taxes.


8.  Litigation

See Note 16 to the Consolidated Financial Statements in the Annual Report for a description of the Attorneys General Antitrust litigation.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE V

                Supplementary Insurance Information

            As of and for the year ended December 31, 1993



                                Deferred                  Unpaid           Policyholders'
                                  policy      Future      claims               funds left
                             acquisition      policy   and claim    Unearned     with the   Premium
Segment                            costs    benefits    expenses    premiums      company   revenue
_______                      ___________   _________   _________   _________  ___________ _________
(Millions)

Health and Life Insurance
   and Services.............$   653.6    $ 4,884.2     $ 1,242.1 (1) $   129.7  $ 1,450.4    $ 4,794.3
Financial Services..........    462.3     10,749.1           2.5            -    24,772.5        217.9
Commercial Property-Casualty
   Insurance and Services...    206.7            -      13,030.2         741.3       51.2      3,121.2
Personal Property-Casualty..    122.9            -       2,346.7         587.3          -      1,489.3
International...............    421.5      1,964.3         490.7          43.9    1,318.1        952.2
                            _________    _________     _________     _________  _________    _________

   Total....................$ 1,867.0    $17,597.6     $17,112.2     $ 1,502.2  $27,592.2    $10,574.9
                            _________    _________     _________     _________  _________    _________
                            _________    _________     _________     _________  _________    _________


                                            Other income
                                              (including            Amortization of
                                      Net       realized    Current deferred policy      Other
                               investment  capital gains and future     acquisition  operating  Premiums
Segment                        income (2)    and losses)   benefits           costs   expenses   written(3)
_______                       ___________  _____________ __________      __________ __________ _________
(Millions)

Health and Life Insurance
  and Services................. $   593.1   $ 1,089.9      $ 4,247.9     $    21.2   $ 1,758.5   $    67.0
Financial Services.............   3,049.9       225.0        3,040.4          17.3       441.2           -
Commercial Property-Casualty
   Insurance and Services......     762.6       254.5        3,031.4         337.4     1,033.7     3,026.3
Personal Property-Casualty.....     194.6        (9.9)       1,144.4         308.8       245.3     1,438.4
International..................     318.8        64.3          927.8          51.7       388.1       114.1
                                _________    ________      _________     _________    ________   _________

     Total..................... $ 4,919.0   $ 1,623.8      $12,391.9     $   736.4   $ 3,866.8   $ 4,645.8
                                _________   _________      _________     _________   _________   _________
                                _________   _________      _________     _________   _________   _________

(1) Includes minimal property-casualty business.
(2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
(3) Excludes life insurance business pursuant to Regulation S-X.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE V

                Supplementary Insurance Information

             As of and for the year ended December 31, 1992



                                Deferred                  Unpaid           Policyholders'
                                  policy      Future      claims               funds left
                             acquisition      policy   and claim    Unearned     with the   Premium
Segment                            costs    benefits    expenses    premiums      company   revenue
_______                      ___________   _________   _________   _________  ___________ _________
(Millions)

Health and Life Insurance
   and Services.............$   602.5   $ 4,804.6    $ 1,108.0(1) $   107.6   $   815.0   $ 4,679.9
Financial Services..........    417.9     9,347.4          1.8          -      24,927.3       222.9
Commercial Property-Casualty
   Insurance and Services...    201.4          .2     13,655.8        710.2        61.0     3,204.1
Personal Property-Casualty..    127.2         -        2,107.0        621.5         -       1,788.7
International...............    357.0     1,838.2        249.6         48.9     1,466.9       898.3
                            _________   _________    _________    _________   _________   _________

   Total....................$ 1,706.0   $15,990.4    $17,122.2    $ 1,488.2   $27,270.2   $10,793.9
                            _________   _________    _________    _________   _________   _________
                            _________   _________    _________    _________   _________   _________


                                            Other income
                                              (including            Amortization of
                                      Net       realized    Current deferred policy      Other
                               investment  capital gains and future     acquisition  operating  Premiums
Segment                        income (2)    and losses)   benefits           costs   expenses   written(3)
_______                       ___________  _____________ __________      __________ __________ _________
(Millions)

Health and Life Insurance
  and Services................. $   597.1     $ 1,026.2   $ 4,046.6     $    19.3   $ 1,816.7 $    59.8
Financial Services.............   3,170.3         151.9     3,265.5          13.4       327.9       -
Commercial Property-Casualty
   Insurance and Services......     762.6         304.8     3,242.1         376.3     1,083.1   3,339.3
Personal Property-Casualty.....     251.2          41.0     1,466.1         349.6       337.6   1,577.0
International..................     287.8         110.4       828.6          41.6       404.2      72.3
                                _________     _________   _________     _________   _________ _________

     Total..................... $ 5,069.0     $ 1,634.3   $12,848.9     $   800.2   $ 3,969.5 $ 5,048.4
                                _________     _________   _________     _________   _________ _________
                                _________     _________   _________     _________   _________ _________


(1) Includes minimal property-casualty business.
(2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
(3) Excludes life insurance business pursuant to Regulation S-X.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE V

                Supplementary Insurance Information

            As of and for the year ended December 31, 1991



(Millions)

                                Deferred                   Unpaid            Policyholders'
                                  policy     Future        claims               funds left
                             acquisition     policy     and claim    Unearned     with the      Premium
Segment                            costs   benefits      expenses    premiums      company      revenue
_______                      ___________  _________    __________   _________    _________    _________

Health and Life Insurance
 and Services............... $   573.8    $ 4,573.5    $ 1,188.7(1) $    49.1    $   992.1    $ 4,628.6
Financial Services..........     380.9      9,577.4          1.6          -       27,087.9        305.6
Commercial Property-Casualty
 Insurance and Services.....     220.5          1.1      9,017.1        284.4         69.5      3,616.1
Personal Property-Casualty..     177.1            -      2,271.2        833.1            -      2,344.9
International...............     170.8      1,198.6        171.5         28.0      1,424.9        549.4
                             _________    _________    _________    _________    _________    _________

   Total.................... $ 1,523.1    $15,350.6    $12,650.1    $ 1,194.6    $29,574.4    $11,444.6
                             _________    _________    _________    _________    _________    _________
                             _________    _________    _________    _________    _________    _________

                                          Other income
                                            (including             Amortization of
                                    Net       realized     Current deferred policy      Other
                             investment  capital gains  and future     acquisition  operating     Premiums
Segment                      income (2)    and losses)    benefits           costs   expenses      written(3)
_______                      __________   ____________ ___________      __________ __________   __________

Health and Life Insurance
 and Services............... $   639.1    $   848.7   $ 3,948.7       $    68.2   $ 1,604.2     $    50.3
Financial Services..........   3,539.1       (134.6)    3,723.1            22.9       240.5           -
Commercial Property-Casualty
 Insurance and Services.....     788.1        196.5     3,148.4           409.0       990.5       3,569.3
Personal Property-Casualty       292.5         31.3     2,001.5           513.8       243.9       2,241.3
International...............     255.7        141.5       608.1            14.2       262.0          82.5
                             _________    _________    ________       _________   _________     _________

     Total.................. $ 5,514.5    $ 1,083.4   $13,429.8       $ 1,028.1   $ 3,341.1     $ 5,943.4
                             _________    _________   _________       _________   _________     _________
                             _________    _________   _________       _________   _________     _________


(1) Includes minimal property-casualty business.
(2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
(3) Excludes life insurance business pursuant to Regulation S-X.


                 AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                                   SCHEDULE VIII

                  Valuation and Qualifying Accounts and Reserves




For the years ended December 31,
(Millions)
                                                     Additions
                                              _________________________
                                                             Charged
                                Balance at     Charged to    to other                      Balance
                                 beginning      costs and    accounts-    Deductions-    at end of
                                 of period    expenses (1)   describe (2) describe (3)      period
                                __________    ___________   ____________  ___________    _________


1993
____
Asset valuation reserves:
   Fixed maturities..........   $   105.2     $    14.5     $    12.5     $   (29.4)     $   102.8
   Mortgage loans............     1,065.6         421.7         176.5        (355.5)       1,308.3
   Equity securities.........        12.5            .8             -          (2.7)          10.6
   Real estate(4)............        68.8         176.7          79.3         (57.1)         267.7
   Other.....................         6.0             -             -             -            6.0
                                _________     _________     _________     _________      _________

                                $ 1,258.1     $   613.7     $   268.3     $  (444.7)     $ 1,695.4
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________

1992
____
Asset valuation reserves:
   Fixed maturities..........   $   145.7     $    (9.0)    $    (3.1)    $   (28.4)     $   105.2
   Mortgage loans............       767.6         366.5         115.4        (183.9)       1,065.6
   Equity securities.........         8.0           4.5             -             -           12.5
   Real estate(4)............           -          53.6          22.6          (7.4)          68.8
   Other.....................       131.6             -             -        (125.6)(5)        6.0(5)
                                _________     _________     _________     _________      _________

                                $ 1,052.9     $   415.6     $   134.9     $  (345.3)     $ 1,258.1
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________

1991
____
Asset valuation reserves:
   Fixed maturities..........   $   156.2     $    23.9     $     7.8     $   (42.2)     $   145.7
   Mortgage loans............       311.5         467.1         163.9        (174.9)         767.6
   Equity securities.........         6.7           1.3             -             -            8.0
   Other.....................       131.6             -             -             -          131.6(5)
                                _________     _________     _________     _________      _________

                                $   606.0     $   492.3     $   171.7     $  (217.1)     $ 1,052.9
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________


(1) Charged to net realized capital gains (losses) in the Consolidated Statements of Income.
(2) Reflects additions to reserves related to assets supporting experience rated contracts for which a corresponding reduction was included in Policyholders' Funds Left with the Company in the Consolidated Balance Sheets.
(3) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.
(4) As a result of adopting the American Institute of Certified Public Accountants' Statement of Position 92-3 retroactive to January 1, 1992, a valuation allowance was established to reflect declines in certain real estate values which had previously been reflected as write-downs.
(5) Primarily related to oil and gas properties. The oil and gas investments are recorded as other investments in the Consolidated Balance Sheets. During 1992, the majority of the oil and gas properties were sold.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE IX

                       Short-Term Borrowings



For the years ended December 31,
(Millions)
                                                                                          Weighted
                                                           Maximum         Average    average rate
Category of                               Weighted          amount          amount       on amount
aggregate                     Balance      average     outstanding     outstanding     outstanding
short-term                  at end of     interest      during the      during the      during the
borrowings                     period         rate          period         period*         period*
___________                 _________    _________     ___________     ___________    ____________


1993
____
Commercial paper..........  $  8.4        7.0%         $560.1          $150.4         3.6%
Bank notes................       -          -             7.5             7.5         6.0
Other.....................    27.3        0.4           385.1            57.7         2.5

1992
____
Commercial paper..........  $ 22.5        6.0%         $539.0          $263.9         3.7%
Bank notes................       -          -             7.5             7.5         6.3
Other.....................     2.1        8.8             2.1             1.7         8.8

1991
____
Commercial paper..........  $  4.3       10.0%         $635.5          $389.8         6.0%
Bank notes................       -          -             7.5             7.5         8.5
Other.....................     1.8        8.4             1.9             1.8         8.4


* Method of computation - daily weighted average based upon respective time outstanding and the amount of borrowings.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE X

               Supplemental Information Concerning
                  Property-Casualty Operations



For the years ended December 31,
(Millions)

                                          Reserves for        Discount deducted
                             Deferred    unpaid claims        from reserves for
        Affiliation            policy        and claim            unpaid claims
               with       acquisition       adjustment                and claim   Unearned           Earned
         registrant             costs(1)      expenses(2)   adjustment expenses   premiums(1)      premiums(1)
        ___________       ___________    _____________      ___________________   ________         ________


1993    Consolidated
        property-
        casualty
        entities          $   330        $11,438            $  634 (3)            $ 1,329          $ 4,611

1992    Consolidated
        property-
        casualty
        entities          $   329        $11,747            $    -                $ 1,042          $ 4,993

1991    Consolidated
        property-
        casualty
        entities          $   398        $11,407            $    -                $ 1,118          $ 5,961


                                          Claims and claim                                 Paid
                               Net     adjustment expenses                               claims
        Affiliation     investment     incurred related to:     Amortization of      and claim
               with      and other     Current      Prior       deferred policy     adjustment     Premiums
         registrant         income(1)     year(2)   years(2)  acquisition costs(1)    expenses(1)   written(1)
        ___________     __________     _______     ______     _________________     __________     ________


1993    Consolidated
        property-
        casualty
        entities        $ 1,202        $ 3,724     $    60    $   646               $ 4,093        $ 4,465

1992    Consolidated
        property-
        casualty
        entities        $ 1,360        $ 4,407     $   466    $   726               $ 4,533        $ 4,916

1991    Consolidated
        property-
        casualty
        entities        $ 1,308        $ 5,019     $    45    $   923               $ 4,721        $ 5,811


(1) Excludes International.

(2) Net of reinsurance and discounting.

(3) Reserves for workers' compensation life table indemnity claims are discounted at 5% for voluntary business and 3.5% for involuntary business.


                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 1994
                                 AETNA LIFE AND CASUALTY COMPANY
                                          (Registrant)

                                 By
                                     ROBERT E. BROATCH
                                     ______________________________
                                           (Signature)
                                     Robert E. Broatch
                                     Senior Vice President, Finance and
                                     Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1994.

          Signature                     Title

          RONALD E. COMPTON
          ________________________
          Ronald E. Compton             Chairman, President and Director
                                        (Principal Executive Officer)

          WALLACE BARNES
          ________________________
          Wallace Barnes                Director

          JOHN F. DONAHUE
          ________________________
          John F. Donahue               Director

          WILLIAM H. DONALDSON
          ________________________
          William H. Donaldson          Director

          BARBARA HACKMAN FRANKLIN
          ________________________
          Barbara Hackman Franklin      Director

          EARL G. GRAVES
          ________________________
          Earl G. Graves                Director

          GERALD GREENWALD
          ________________________
          Gerald Greenwald              Director

          MICHAEL H. JORDAN
          ________________________
          Michael H. Jordan             Director

          JACK D. KUEHLER
          ________________________
          Jack D. Kuehler               Director

          FRANK R. O'KEEFE JR.
          ________________________
          Frank R. O'Keefe Jr.         Director

          DAVID M. RODERICK
          ________________________
          David M. Roderick             Director

          PATRICK W. KENNY
          ________________________
          Patrick W. Kenny              Group Executive, Finance and
                                        Administration (Principal
                                        Financial Officer)