Form 10-Q
period 1994-03-31
AETNA LIFE & CASUALTY CO
filed 1994-05-13
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1994
                               ________________

Commission file number  1-5704
                       ________

                    Aetna Life and Casualty Company
_______________________________________________________________________
(Exact name of registrant as specified in its charter)


          Connecticut                             06-0843808
_______________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


151 Farmington Avenue, Hartford, Connecticut           06156
_______________________________________________________________________
(Address of principal executive offices)             (ZIP Code)


Registrant's telephone number, including area code     (203) 273-0123
                                                     __________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X        No  _____
          _____

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Shares Outstanding
   Title of Class                           at April 30, 1994
  ________________                          __________________

Common Capital Stock                           112,540,744
 without par value

                            TABLE OF CONTENTS
                            _________________

                                                          Page
                                                          ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                  3
         Consolidated Balance Sheets                        4
         Consolidated Statements of Shareholders'
           Equity                                           6
         Consolidated Statements of Cash Flows              7
         Condensed Notes to Financial Statements            8
         Independent Accountants' Review Report            16

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                     17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                38

Item 5.  Other Information.                                38

Item 6.  Exhibits and Reports on Form 8-K.                 40

Signatures                                                 41

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    3 Months Ended
                                                       March 31
                                             ____________________________
(Millions, except share data)                  1994           1993
                                               ____           ____
Revenue:
  Premiums.................................    $   2,742.3    $   2,622.3
  Net investment income....................        1,126.5        1,249.9
  Fees and other income....................          450.7          411.5
  Net realized capital gains (losses)......           (5.9)          36.2
                                               ___________    ___________
      Total revenue........................        4,313.6        4,319.9
                                               ___________    ___________

Benefits and expenses:
  Current and future benefits..............        3,117.6        3,045.0
  Operating expenses.......................          955.0          898.3
  Amortization of deferred policy
   acquisition costs.......................          184.6          185.3
                                               ___________    ___________
      Total benefits and expenses..........        4,257.2        4,128.6
                                               ___________    ___________

Income from continuing operations before
 income taxes and cumulative effect
 adjustments...............................           56.4          191.3
Federal and foreign income taxes (benefits):
  Current..................................            2.3           70.2
  Deferred.................................            8.4          (18.2)
                                               ___________    ___________
      Total federal and foreign
       income taxes........................           10.7           52.0
                                               ___________    ___________

Income from continuing operations before
 cumulative effect adjustments.............           45.7          139.3
Discontinued operations, net of tax........              -           27.0
                                               ___________    ___________
      Income before cumulative effect
       adjustments.........................           45.7          166.3
Cumulative effect adjustments, net of tax..              -          227.8
                                               ___________    ___________

      Net income...........................    $      45.7    $     394.1
                                               ___________    ___________
                                               ___________    ___________

Results per common share:
  Income from continuing operations before
   cumulative effect adjustments...........    $       .40    $      1.26
  Discontinued operations, net of tax......              -            .25
                                               ___________    ___________
      Income before cumulative effect
       adjustments.........................            .40           1.51
  Cumulative effect adjustments, net of tax              -           2.06
                                               ___________    ___________

      Net income...........................    $       .40    $      3.57
                                               ___________    ___________
                                               ___________    ___________
  Dividends declared.......................    $       .69    $       .69
                                               ___________    ___________
                                               ___________    ___________

Weighted average common shares outstanding.    113,129,560    110,309,888
                                               ___________    ___________
                                               ___________    ___________

See Condensed Notes to Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                           March 31,     December 31,
(Millions)                                   1994            1993
                                         ____________    ____________


Assets:
Investments:
  Debt Securities:
    Held for investment, at amortized
     cost (fair value $2,428.1 and
      $2,704.2).......................   $  2,326.3      $  2,557.8
    Available for sale, at fair value
     (amortized cost $37,531.2 and
      $36,933.6)......................     37,516.4        38,868.9
    Trading securities, at fair value
     (amortized cost $73.9 and $119.0)         72.0           117.8
  Equity securities, at fair value
   (cost $1,306.5 and $1,238.1).......      1,635.5         1,658.9
  Short-term investments..............        529.9           669.9
  Mortgage loans......................     14,208.2        14,839.2
  Real estate.........................      1,334.3         1,315.8
  Policy loans........................        495.3           490.7
  Other...............................      1,152.8           936.8
                                         __________      __________
      Total investments...............     59,270.7        61,455.8
Cash and cash equivalents.............      1,541.0         1,557.8
Reinsurance recoverables and
 receivables..........................      4,903.8         4,840.7
Accrued investment income.............        743.9           782.6
Premiums due and other receivables....      1,592.7         1,664.9
Federal and foreign income taxes:
  Current.............................         58.9           124.0
  Deferred............................      1,528.5         1,282.9
Deferred policy acquisition costs.....      1,878.2         1,867.0
Other assets..........................      2,127.8         1,756.3
Separate Accounts assets..............     24,492.1        24,704.7
                                         __________      __________
      Total assets....................   $ 98,137.6      $100,036.7
                                         __________      __________
                                         __________      __________


See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                               March 31,    December 31,
(Millions, except share data)                    1994           1993
                                             ____________   ____________


Liabilities:
  Future policy benefits..................   $ 16,975.8      $ 17,597.6
  Unpaid claims and claim expenses........     17,724.6        17,112.2
  Unearned premiums.......................      1,521.4         1,502.2
  Policyholders' funds left with the
   company................................     26,612.2        27,592.2
                                             __________      __________
      Total insurance reserve liabilities.     62,834.0        63,804.2
  Dividends payable to shareholders.......         77.7            77.4
  Short-term debt.........................        101.0            35.7
  Long-term debt..........................      1,134.7         1,160.0
  Other liabilities.......................      3,022.7         3,162.1
  Minority and participating
   policyholders' interests...............        156.4           172.5
  Separate Accounts liabilities...........     24,372.8        24,581.7
                                             __________      __________
      Total liabilities...................     91,699.3        92,993.6
                                             __________      __________


Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).......            -               -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).......            -               -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).......            -               -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   114,939,275 issued, and 112,536,044
   and 112,200,567 outstanding)...........      1,420.0         1,422.0
  Net unrealized capital gains............         59.5           648.2
  Retained earnings.......................      5,071.1         5,103.3
  Treasury stock, at cost (2,403,231 and
   2,738,708 shares)......................       (112.3)         (130.4)
                                             __________      __________

      Total shareholders' equity..........      6,438.3         7,043.1
                                             __________      __________

      Total liabilities and
       shareholders' equity...............   $ 98,137.6      $100,036.7
                                             __________      __________
                                             __________      __________

  Shareholders' equity per common share...   $    57.21      $    62.77
                                             __________      __________
                                             __________      __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital      Retained     Treasury
Three Months Ended March 31, 1994        Total        Stock        Gains        Earnings     Stock
______________________________________________________________________________________________________


Balances at December 31, 1993            $7,043.1     $1,422.0     $  648.2     $5,103.3     $ (130.4)
______________________________________________________________________________________________________

Net income............................       45.7                                   45.7
Net change in unrealized capital gains
  and losses..........................     (588.7)                   (588.7)
Common stock issued for benefit plans
  (335,477 shares)....................       18.1                                                18.1
Loss on issuance of treasury stock....       (2.0)        (2.0)
Common stock dividends declared.......      (77.9)                                 (77.9)
                                      ________________________________________________________________

Balances at March 31, 1994               $6,438.3     $1,420.0     $   59.5     $5,071.1     $ (112.3)
______________________________________________________________________________________________________
______________________________________________________________________________________________________




Three Months Ended March 31, 1993
______________________________________________________________________________________________________

Balances at December 31, 1992            $7,238.3     $1,417.7     $  259.6     $5,777.9     $ (216.9)
______________________________________________________________________________________________________

Net income............................      394.1                                  394.1
Net change in unrealized capital gains
  and losses..........................      186.7                     186.7
Common stock issued for benefit plans
  (58,152 shares).....................        2.3                                                 2.3
Loss on issuance of treasury stock....        (.4)         (.4)
Common stock dividends declared.......      (76.2)                                 (76.2)
                                      ________________________________________________________________


Balances at March 31, 1993               $7,744.8     $1,417.3     $  446.3     $6,095.8     $ (214.6)
______________________________________________________________________________________________________
______________________________________________________________________________________________________



See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               3 Months Ended
                                                                                 March 31,
                                                                            ___________________
(Millions)                                                                  1994           1993
                                                                            ____           ____
Cash Flows from Operating Activities:
   Net income.......................................................    $    45.7      $   394.1
   Adjustments to reconcile net income to net
   cash used for operating activities:
      Cumulative effect adjustments..................................           -         (227.8)
      Decrease (increase) in accrued investment income...............        36.8          (17.2)
      Decrease (increase) in premiums due and other receivables......        98.3         (372.6)
      Increase in reinsurance recoverables and receivables...........       (61.3)        (330.6)
      Increase in deferred policy acquisition costs..................       (36.1)         (25.4)
      Depreciation and amortization..................................        46.9           53.3
      Decrease (increase) in federal and foreign income taxes........      (177.6)         144.1
      Net (decrease) increase in other assets and other liabilities..      (524.6)         378.1
      (Decrease) increase in insurance reserve liabilities...........      (583.8)         545.2
      Net sales (purchases) of debt trading securities...............        52.3       (1,665.9)
      Increase in minority interest..................................       (13.5)          (3.9)
      Gain on sale of subsidiary.....................................           -          (27.0)
      Net realized capital losses (gains)............................         5.9          (36.2)
      Amortization of net investment discount........................       (27.7)         (23.8)
      Other, net.....................................................        16.1         (159.7)
                                                                        _________      _________
        Net cash used for operating activities.......................    (1,122.6)      (1,375.3)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................     6,945.0          941.0
      Debt securities held for investment............................         5.6              -
      Equity securities..............................................       270.7          205.3
      Mortgage loans.................................................        36.4              -
      Real estate....................................................        99.4           64.7
      Short-term investments.........................................    15,972.4       17,100.7
   Investment repayments of:
      Debt securities available for sale.............................     1,285.4        1,142.2
      Debt securities held for investment............................       214.4              -
      Mortgage loans.................................................       525.7          443.2
   Cost of investments in:
      Debt securities available for sale.............................    (7,649.5)      (2,387.8)
      Debt securities held for investment............................         (.1)             -
      Equity securities..............................................      (316.5)        (194.8)
      Mortgage loans.................................................       (91.3)         (47.1)
      Real estate....................................................       (10.7)         (29.4)
      Short-term investments.........................................   (15,862.2)     (16,474.4)
   Proceeds from disposal of subsidiary..............................           -           73.4
   Increase in property, plant & equipment...........................       (25.9)         (28.3)
   Net decrease (increase) in Separate Accounts......................         3.7           (5.5)
   Other, net........................................................        (2.6)          (5.4)
                                                                        _________      _________
     Net cash provided by investing activities.......................     1,399.9          797.8
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........       985.7          944.5
   Withdrawals of investment contracts...............................    (1,257.1)      (1,274.1)
   Issuance of long-term debt........................................        68.2            7.1
   Stock issued under benefit plans..................................        16.1            1.9
   Repayment of long-term debt.......................................       (91.3)          (1.3)
   Net increase in short-term debt...................................        64.6           66.4
   Dividends paid to shareholders....................................       (77.9)         (76.2)
                                                                        _________      _________
     Net cash used for financing activities..........................      (291.7)        (331.7)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................        (2.4)          (5.1)
                                                                        _________      _________
Net decrease in cash and cash equivalents............................       (16.8)        (914.3)
Cash and cash equivalents, beginning of period.......................     1,557.8        2,415.0
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 1,541.0      $ 1,500.7
                                                                        _________      _________
                                                                        _________      _________
Supplemental Cash Flow Information:
   Interest paid.....................................................   $    35.9      $    16.3
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid.................................................   $    71.1      $     7.6
                                                                        _________      _________
                                                                        _________      _________

See Condensed Notes to Financial Statements.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

The consolidated financial statements include Aetna Life and Casualty Company and its majority-owned subsidiaries (collectively, the "company"). Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1993 financial information to conform to 1994 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

(2)  Accounting Changes

Under certain insurance contracts with deductible features, the company is obligated to pay the claimant for the full amount of a claim. The company is subsequently reimbursed from the policyholder for the deductible. Prior to March 31, 1994, unpaid claim reserves were reported net of such deductibles. On March 31, 1994, the company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which requires that unpaid claims under certain insurance contracts be reported on a gross basis. Deductible amounts recoverable from policyholders of $330.7 million are included in other assets at March 31, 1994.

On December 31, 1993, the company adopted Financial Accounting Standard ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of debt securities into three categories: held for investment, which are carried at amortized cost; available for sale, which are carried at fair value with changes in fair value, net of taxes, recognized as a component of shareholders' equity; and trading, which are carried at fair value with immediate recognition in income of changes in fair value. FAS No. 115 also requires the classification of equity securities into two categories: available for sale and trading, which are accounted for as described above. Initial adoption of this standard resulted in a net increase of $313.5 million, net of taxes of $168.8 million, to net unrealized capital gains in shareholders' equity as of December 31, 1993. This amount excludes gains and losses allocable to discontinued products and to experience rated contractholders. Adoption of FAS No. 115 did not have a material effect on deferred policy acquisition costs.

In 1993, the company adopted, retroactive to January 1, 1993, FAS No. 112, Employers' Accounting for Postemployment Benefits, which requires that employers accrue the cost and recognize the liability for providing certain benefits (primarily long-term disability) to former or inactive employees after employment but before retirement. A cumulative effect charge of $48.5 million ($.44 per common share), net of taxes of $26.1 million, related to the adoption of this standard is reflected in the Consolidated Statement of Income for the three months ended March 31, 1993. Adoption of FAS No. 112 had no impact on income from continuing operations before cumulative effect adjustments for the three months ended March 31, 1993.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(2)  Accounting Changes (Continued)

During 1993, the company elected to change its accounting policy for reporting reserves for current and expected workers' compensation life table indemnity claims to a discounted basis. These reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality assumptions that reflect current company and industry experience. Management believes that this change more appropriately reflects the economic value of its obligations and improves the matching of revenues and expenses (i.e., investment earnings from underlying assets are matched with the accretion of the liability as those amounts occur over time). The company implemented discounting of reserves for workers' compensation life table indemnity claims retroactive to January 1, 1993, and reported a cumulative effect benefit of $250.0 million ($2.26 per common share), net of taxes of $134.7 million, in the Consolidated Statement of Income for the three months ended March 31, 1993. The change in accounting for workers' compensation life table indemnity reserves had no impact on income from continuing operations before cumulative effect adjustments for the three months ended March 31, 1993. The company's reserves for workers' compensation life table indemnity claims at March 31, 1994 were 19% of its total workers' compensation reserves for unpaid claims and claim adjustment expenses.

During 1993, the Emerging Issues Task Force of the FASB reached a consensus on a recommended method of accounting for retrospectively rated reinsurance contracts. The company changed its method of accounting for such contracts to conform to the consensus. Accordingly, the company reported a cumulative effect adjustment, retroactive to January 1, 1993, to recognize an asset for the amounts due from reinsurers related to the experience through January 1, 1993 under retrospectively rated reinsurance contracts. These contracts provided for amounts to be returned to the company based on favorable cumulative loss experience. The company reported a cumulative effect benefit related to the change in accounting for retrospectively rated reinsurance contracts of $26.3 million ($.24 per common share), net of taxes of $8.6 million, in the Consolidated Statement of Income for the three months ended March 31, 1993. The change in accounting for retrospectively rated reinsurance contracts had no impact on income from continuing operations before cumulative effect adjustments for the three months ended March 31, 1993.

(3)  Future Application of Accounting Standards

In May 1993, the FASB issued FAS No. 114, Accounting by Creditors for Impairment of a Loan. This statement requires that loans be impaired when it is probable that a creditor will be unable to collect all amounts (i.e., principal and interest) contractually due, and the impairment be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. The statement also allows impairments to be measured based on the loan's market price or the fair value of the collateral if the loan is collateral dependent. This statement will be effective for 1995 financial statements, although early adoption is permissible. The company has not yet determined the timing or impact of adoption of this statement.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products, which include guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs") sold to large case pension customers. A reserve representing management's best estimate of anticipated future losses was established at December 31, 1993. Accordingly, results of discontinued products for the three months ended March 31, 1994 were charged against the reserve for discontinued products and did not impact the net income of the company.

Results of discontinued products for the three months ended
March 31, 1994 were as follows:


                                                                             Charged to
                                    Guaranteed    Single-                    Reserve for
                                    Investment    Premium                    Future
(Millions)                          Contracts     Annuities    Total         Losses       Net*
______________________________________________________________________________________________________


Premiums                            $      -      $  39.2      $   39.2      $     -      $  39.2
Net investment income                  171.0        108.9         279.9            -        279.9
Net realized capital losses            (25.5)       (15.5)        (41.0)        41.0            -
Interest earned on receivable
  from continuing business               4.7          6.9          11.6            -         11.6
Other income                             2.9          2.8           5.7            -          5.7
                                    __________________________________________________________________
     Total revenue                     153.1        142.3         295.4         41.0        336.4
                                    __________________________________________________________________

Current and future benefits            202.6        151.3         353.9        (20.6)       333.3
Operating expenses                       1.9          1.2           3.1            -          3.1
                                    __________________________________________________________________
     Total benefits and expenses       204.5        152.5         357.0        (20.6)       336.4
                                    __________________________________________________________________

Results of discontinued products    $  (51.4)     $ (10.2)     $  (61.6)     $  61.6      $     -
______________________________________________________________________________________________________
                                    __________________________________________________________________


* Amounts are reflected in the Consolidated Statement of Income, except for interest of $11.6 million earned on the receivable from continuing business which is eliminated in consolidation.


During the first quarter of 1994, deposits of $136.9 million were received under GIC contracts. In accordance with FAS
No. 97, such deposits are not included in premiums or revenue.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

Assets and liabilities of discontinued products included in the Consolidated Balance Sheets were as follows:

(Millions)                                 March 31, 1994                      December 31, 1993
__________________________________________________________________________________________________________
                                    Guaranteed   Single-                Guaranteed   Single-
                                    Investment   Premium                Investment   Premium
                                    Contracts    Annuities   Total      Contracts    Annuities   Total
__________________________________________________________________________________________________________
Debt securities available for sale  $ 4,344.5    $ 3,435.0   $ 7,779.5  $ 4,690.9    $ 3,578.1   $ 8,269.0
Mortgage loans                        3,279.6      1,844.8     5,124.4    3,468.2      1,950.9     5,419.1
Real estate                             531.4         21.1       552.5      534.5            -       534.5
Short-term and other investments        319.4        126.4       445.8      399.7         72.8       472.5
                                    ______________________________________________________________________
   Total investments                  8,474.9      5,427.3    13,902.2    9,093.3      5,601.8    14,695.1
Current and deferred income taxes       319.5        152.2       471.7      253.7         26.2       279.9
Receivable from continuing
  business                              394.7        441.9       836.6      390.0        435.0       825.0
Other                                   137.0          5.1       142.1        7.6          1.3         8.9
                                    ______________________________________________________________________
     Total assets                   $ 9,326.1    $ 6,026.5   $15,352.6  $ 9,744.6    $ 6,064.3   $15,808.9
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________
Future policy benefits              $       -    $ 5,096.2   $ 5,096.2  $       -    $ 5,079.1   $ 5,079.1
Policyholders' funds left with
  the company                         8,670.0            -     8,670.0    8,976.6            -     8,976.6
Reserve for future losses on
  discontinued products                 548.6        659.8     1,208.4      600.0        670.0     1,270.0
Other                                   107.5        270.5       378.0      168.0        315.2       483.2
                                    ______________________________________________________________________
     Total liabilities              $ 9,326.1    $ 6,026.5   $15,352.6  $ 9,744.6    $ 6,064.3   $15,808.9
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________

Net unrealized capital gains on available for sale debt securities of discontinued products are included in other liabilities of discontinued products and are not reflected in consolidated shareholders' equity. The reserve for future losses on GICs is included in policyholders' funds left with the company and the reserve for future losses on SPAs is included in future policy benefits in the Consolidated Balance Sheets.

The reserve for future losses on discontinued products represents the present value of the difference between (a) the expected cash flows from the assets supporting discontinued products, and (b) the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for future losses on discontinued products required projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, asset defaults and prepayments, changes in real estate values, participant withdrawal and mortality rates and cost of asset management and customer service. The amounts of cash flows on the assets of the discontinued products projected to occur in each period are risk-adjusted such that the present value (at the risk free rate at December 31, 1993, consistent with the duration of the liabilities) of those cash flows approximates the current fair value of the assets.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

The activity in the reserve for future losses on discontinued products for the three months ended March 31, 1994 was as follows:

                                       Guaranteed         Single-
                                       Investment         Premium
(Millions)                             Contracts          Annuities         Total
_____________________________________________________________________________________
Reserve at December 31, 1993           $   600.0          $   670.0         $ 1,270.0
Loss on discontinued products              (51.4)             (10.2)            (61.6)
                                       ______________________________________________
Reserve at March 31, 1994              $   548.6          $   659.8         $ 1,208.4
_____________________________________________________________________________________
                                       ______________________________________________

The average contractual yields guaranteed on the contracts relating to the discontinued products exceed the average historical and expected future yields on assets supporting the products. The resulting anticipated negative cash flows will be funded from the cash flows of the company's continuing business.

Receivables of $836.6 million and $825.0 million for these negative cash flows (which accrue interest at the rates used to measure the loss for the two products) are included in the discontinued products' assets at March 31, 1994 and December 31, 1993, respectively. These receivables are fully offset by payables from the company's continuing business. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheets. The activity in the receivable from continuing business for the three months ended March 31, 1994 was as follows:

                                       Guaranteed         Single-
                                       Investment         Premium
(Millions)                             Contracts          Annuities         Total
_____________________________________________________________________________________
Receivable at December 31, 1993        $   390.0          $   435.0         $   825.0
Interest earned                              4.7                6.9              11.6
                                       ______________________________________________
Receivable at March 31, 1994           $   394.7          $   441.9         $   836.6
_____________________________________________________________________________________
                                       ______________________________________________

Pursuant to a segmentation plan approved in 1983 by the New York Insurance Department, the combined assets supporting discontinued products were segregated coincident with the receipt of premiums and deposits on the discontinued products. Assets of the discontinued products were distinguished, physically, operationally and for financial reporting purposes, from the remaining assets of the company.

Management believes the timing and amount of cash flows with respect to the discontinued products have been estimated with reasonable accuracy, and the financial statements reflect management's best estimate of the most likely cash flows that will occur. However, future periods may include a charge or benefit equal to the present value of the differences, if any, between future projected cash flows and current estimates.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $190 million and $230 million for the three months ended March 31, 1994 and 1993, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains and losses include losses allocable to experience rated contractholders of $52 million and $30 million for the three months ended March 31, 1994 and 1993, respectively. Realized capital gains and losses allocable to experience rated contractholders are deducted from net realized capital gains and losses reflected in the income statement and an offsetting amount is reflected on the balance sheet in policyholder funds left with the company.

During the first quarter of 1994, the company sold a held for investment debt security with a carrying value of $7 million due to significant deterioration in the issuer's creditworthiness.
The sale resulted in an after-tax loss of $1 million.

(6)  Federal and Foreign Income Taxes

In August 1993, the Omnibus Budget Reconciliation Act of
1993 was enacted which resulted in an increase in the federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. First quarter 1993 results were not restated for the effects of this change.

(7)  Reinsurance

For the three months ended March 31, 1994 and 1993, ceded earned premiums were $.3 billion and ceded current and future benefits were $.4 billion and $.6 billion, respectively.

(8) Sale of Subsidiary

As part of the 1992 sale of American Re-Insurance Company, formerly a wholly-owned subsidiary, the company received 70,000 shares of American Re Corporation's (the new holding company) Junior Cumulative Redeemable Exchangeable Preferred Stock which were redeemed in the first quarter of 1993 resulting in an after-tax gain of $27 million.

(9)  Supplemental Cash Flow Information

Significant non-cash investing and financing activities include acquisition of real estate through foreclosures of mortgage loans amounting to $102 million and $127 million for the three months ended March 31, 1994 and 1993, respectively.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding. There is not a significant difference between primary and fully diluted earnings per share.

(11)  Commitments and Contingent Liabilities:  Asbestos and
      Environmental-Related Claims

Reserving for asbestos and environmental-related claims is subject to significant uncertainties. Because of these significant uncertainties and the likelihood that they will not be resolved in the near future, management is unable to make a reasonable estimate as to the ultimate amount of losses for all asbestos and environmental-related claims and related litigation expenses and is unable to determine whether the adverse effect of such losses will be material to the company's future results, liquidity and/or capital resources. Reserves for asbestos and environmental liabilities are evaluated by management regularly, and, subject to the significant uncertainties mentioned above, adjustments are made to such reserves as developing loss patterns and other information appear to warrant. Reserves for asbestos and environmental related claims, as reflected on the Consolidated Balance Sheets, were as follows:

                                       March 31,          December 31,
(Millions)                             1994               1993
______________________________________________________________________
Environmental Liability                $   277            $   234
Asbestos Bodily Injury                     271                248
Asbestos Property Damage                    34                 29
                                       _______________________________
  Total Asbestos and
    Environmental Related Reserves     $   582            $   511
______________________________________________________________________
                                       _______________________________

(12)  Litigation

Beginning in 1988, the attorneys general of 20 states each filed separate antitrust suits against The Aetna Casualty and Surety Company ("Aetna") and over 30 other insurers, reinsurers, trade associations and brokers. The suits are on behalf of the states themselves and, in most cases, alleged classes of their political subdivisions. Additionally, 20 class actions were filed in various courts on behalf of private plaintiffs. The attorneys general suits and the private plaintiff actions all were consolidated for pretrial proceedings in the United States District Court for the Northern District of California ("U.S. District Court").

All of the suits allege that the defendants violated various federal or state antitrust laws (or laws related to business trade practices) by, among other things, conspiring to restrict the terms and coverages of commercial general liability insurance and also reinsurance. The state suits seek civil penalties, unspecified damages and extensive injunctive relief. The private suits seek unspecified treble damages and broad injunctive relief.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(12)  Litigation (Continued)

In September 1989, the U.S. District Court entered an order granting the motions of the defendants (including Aetna), dismissing with prejudice all federal antitrust claims in all of the complaints before it. The U.S. District Court declined to exercise jurisdiction over the state claims in the attorneys general complaints.

After unsuccessfully attempting to have the federal claims reinstated before the U.S. District Court, the 20 states and most of the private plaintiffs then appealed the U.S. District Court's decision dismissing the federal claims to the United States Court of Appeals for the Ninth Circuit ("Court of Appeals"). In June 1991, the Court of Appeals reversed the U.S. District Court's decision dismissing the federal antitrust claims and remanded those claims to the U.S. District Court for trial. The defendants subsequently filed a motion for rehearing; in October 1991, the Court of Appeals denied this motion. In January 1992, Aetna and several other defendants filed a petition for a writ of certiorari with the Supreme Court of the United States ("Supreme Court"), seeking review of the Court of Appeals' decision. On October 5, 1992, the Supreme Court granted the defendants' petition.

On June 28, 1993, the Supreme Court issued its decision returning the suit to the Court of Appeals for further proceedings consistent with the standards articulated by the Supreme Court. The Supreme Court held unanimously that Aetna and the other defendant insurers did not forfeit their otherwise available McCarran-Ferguson Act immunity when they acted with reinsurers to produce acceptable policy terms. The Supreme Court also held that Aetna and the other defendant insurers could lose their immunity under the "boycott" exception to the McCarran exemption only if the plaintiffs could prove that the defendant insurers attempted to coerce acceptance of insurance policy terms by means of refusals to deal in separate and unrelated transactions. On October 7, 1993, the Court of Appeals remanded the case to the U.S. District Court for further proceedings. On March 23, 1994, the Court issued an order directing the parties to commence discovery on the remaining issues in the case.

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

           Independent Accountants' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1994 and 1993, and the related condensed consolidated statements of shareholders' equity and cash flows for the three-month periods ended March 31, 1994 and 1993. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 1994, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to changes in 1993 in the company's accounting for certain investments in debt and equity securities, reinsurance of short-duration and long-duration contracts, postemployment benefits, workers' compensation life table indemnity reserves and retrospectively rated reinsurance contracts. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






Hartford, Connecticut
April 28, 1994

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Consolidated Results of Operations
__________________________________
Operating Summary
(Millions, except per share data)             3 Months Ended
                                                 March 31
                                          ______________________
                                          1994         1993         % Change
                                          ____         ____         ________
Premiums.............................     $ 2,742.3    $ 2,622.3       4.6%
Net investment income................       1,126.5      1,249.9      (9.9)
Fees and other income................         450.7        411.5       9.5
Net realized capital gains (losses)..          (5.9)        36.2         -
                                          _________    _________
    Total revenue....................       4,313.6      4,319.9       (.1)
Current and future benefits..........       3,117.6      3,045.0       2.4
Operating expenses...................         955.0        898.3       6.3
Amortization of deferred policy
 acquisition costs...................         184.6        185.3       (.4)
                                          _________    _________
    Total benefits and expenses......       4,257.2      4,128.6       3.1
                                          _________    _________
Income from continuing operations
 before income taxes and cumulative
 effect adjustments..................          56.4        191.3     (70.5)
Income taxes.........................          10.7         52.0     (79.4)
                                          _________    _________
Income from continuing operations
 before cumulative effect adjustments          45.7        139.3     (67.2)
Discontinued operations, net of tax..             -         27.0    (100.0)
                                          _________    _________
Income before cumulative effect
 adjustments.........................          45.7        166.3     (72.5)
Cumulative effect adjustments,
 net of tax..........................             -        227.8    (100.0)
                                          _________    _________
    Net income.......................     $    45.7    $   394.1     (88.4)
                                          _________    _________
                                          _________    _________
Net realized capital gains (losses),
 net of tax (included above).........     $    (7.5)   $    22.3         -
                                          _________    _________
                                          _________    _________
Results per common share:
Income from continuing operations
 before cumulative effect adjustments     $     .40    $    1.26     (68.3)
Discontinued operations, net of tax..             -          .25    (100.0)
                                          _________    _________
Income before cumulative effect
 adjustments.........................           .40         1.51     (73.5)
Cumulative effect adjustments,
 net of tax..........................             -         2.06    (100.0)
                                          _________    _________
    Net income.......................     $     .40    $    3.57     (88.8)
                                          _________    _________
                                          _________    _________

Overview
________
Income from continuing operations before cumulative effect adjustments was $46 million for the three months ended March 31, 1994, compared with $139 million for the same period a year ago. First quarter 1994 results included after-tax catastrophe losses of $124 million, related primarily to the Los Angeles earthquake and the severe winter weather occurring in January and February. Catastrophe losses in the first quarter of 1993 were $31 million, approximately $25 million of which was attributable to Storm Josh. Net realized capital losses were $8 million for the three months ended March 31, 1994, compared with net realized capital gains of $22 million for the same period a year ago. Excluding the effects of catastrophe losses and net realized capital gains and losses, income from continuing operations in the first quarter of 1994 increased by $29 million, or 19 percent, compared with the first quarter of 1993.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________
Net realized after-tax capital gains and losses included in the results of continuing operations for the three months ended
March 31 were as follows (in millions):


                                                 1994         1993
                                                 ____         ____

Net realized capital gains from sales........    $  15.2      $  93.7

Realized capital losses from additions to
  reserves for mortgage loans and real estate      (22.2)       (70.3)

Realized capital losses from additions to
  reserves for debt and equity securities....       (0.5)        (1.1)
                                                 _______      _______
Net realized capital gains (losses)..........    $  (7.5)     $  22.3
                                                 _______      _______
                                                 _______      _______

Net realized capital losses allocable to
  experience rated pension contractholders
  (excluded above)...........................    $ (33.9)     $ (19.9)
                                                 _______      _______
                                                 _______      _______

Net realized capital losses on assets
  supporting discontinued products
  (excluded above)...........................    $ (26.7)*         **
                                                 _______      _______
                                                 _______      _______


* Net realized capital losses of $26.7 million in the first quarter of 1994 on assets supporting discontinued products were charged to the reserve for future losses on discontinued products. (Please see "Financial Services - Discontinued Products" on page 23.)
** Net realized capital gains of $19.4 million in the first quarter of 1993 on assets supporting discontinued products are included in the $22.3 million of capital gains shown above.


Net realized capital gains from sales in the first quarter of 1994, as presented above, includes a $14 million gain resulting from the sale of a portion of an unconsolidated subsidiary. Net realized capital gains from sales in the 1993 first quarter were primarily attributable to bond sales.

Net income was $46 million for the three months ended March 31, 1994, compared with $394 million in the first quarter of 1993. First quarter 1993 results were restated to reflect a net cumulative effect benefit of $228 million relating to changes in accounting for (i) discounting workers' compensation life table indemnity reserves ($250 million after-tax benefit), (ii) postemployment benefits ($48 million after-tax charge), and (iii) retrospectively rated reinsurance contracts ($26 million after-tax benefit). Net income in the first quarter of 1993 also includes a gain from discontinued operations of $27 million realized on the redemption of preferred stock received in connection with the 1992 sale of American Re-Insurance Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

In January 1994, the company announced the planned elimination of approximately 4,000 positions and the planned abandonment of certain facilities. A related $308 million reserve ($200 million after-tax charge to 1993 earnings) was established. During the first quarter of 1994, the company charged costs of $20 million related to the cost reduction actions to the severance and facilities reserve. The remaining actions are expected to be substantially completed in 1994 and are expected to produce annual after-tax savings of approximately $200 million by 1995, including savings resulting from a modification of the company's postretirement health care plan. The total estimated savings of approximately $200 million are expected to benefit individual segments by 1995 as follows: benefit to Health and Life Insurance and Services of $80 million; benefit to Financial Services of $5 million; benefit to Commercial Property Casualty Insurance and Services of $90 million; and benefit to Personal Property Casualty of $25 million. The cost reduction measures are not expected to significantly impact cash flows in 1994.

Actions associated with the 1992 restructuring charge have been implemented as planned and the expected savings have been achieved.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)



Health and Life Insurance and Services
______________________________________

Operating Summary
(Millions)                                   3 Months Ended
                                                 March 31
                                          ______________________

                                          1994         1993         % Change
                                          ____         ____         ________


Premiums............................      $ 1,350.1    $ 1,186.1     13.8%
Net investment income...............          143.7        150.9     (4.8)
Fees and other income...............          335.3        288.3     16.3
Net realized capital gains (losses).          (20.6)          .8        -
                                          _________    _________
   Total revenue....................        1,808.5      1,626.1     11.2

Current and future benefits.........        1,173.5      1,089.7      7.7
Operating expenses..................          497.9        415.9     19.7
Amortization of deferred policy
 acquisition costs..................            7.8          2.8    178.6
                                          _________    _________
   Total benefits and expenses......        1,679.2      1,508.4     11.3
                                          _________    _________

Income before income taxes..........          129.3        117.7      9.9
Income taxes........................           48.5         41.8     16.0
                                          _________    _________

   Income before cumulative
    effect adjustments..............      $    80.8    $    75.9      6.5
                                          _________    _________
                                          _________    _________
Net realized capital losses,
 net of tax (included above)........      $   (14.0)   $    (2.2)       -
                                          _________    _________
                                          _________    _________


Health and Life Insurance and Services reported income before cumulative effect adjustments of $81 million in the first quarter of 1994, compared with $76 million in the 1993 first quarter. Excluding net realized capital losses, results for the quarter increased $17 million as compared with the same period a year ago. First quarter 1994 results reflected increased premium and fee revenue due to growth in managed care members, partially offset by an increase in managed care-related operating expenses to meet both current and future needs. First quarter 1994 results also included $8 million of non-recurring benefits from the settlement of a lawsuit and the termination of an HMO management contract.

The number of members covered under health care arrangements was 15.2 million and 15.0 million at March 31, 1994 and December 31, 1993, respectively.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)



Financial Services
__________________

Operating Summary
(Millions)                                   3 Months Ended
                                                 March 31
                                          ______________________

                                          1994         1993         % Change
                                          ____         ____         ________


Premiums...........................       $    69.7    $    49.4     41.1%
Net investment income..............           689.1        778.2    (11.4)
Fees and other income..............            63.9         52.3     22.2
Net realized capital gains (losses)            (3.3)        21.4        -
                                          _________    _________
   Total revenue...................           819.4        901.3     (9.1)

Current and future benefits........           710.0        758.2     (6.4)
Operating expenses.................            82.5         97.3    (15.2)
Amortization of deferred policy
  acquisition costs................             6.3          3.6     75.0
                                          _________    _________
   Total benefits and expenses.....           798.8        859.1     (7.0)
                                          _________    _________

Income before income taxes.........            20.6         42.2    (51.2)
Income taxes.......................             3.8         11.2    (66.1)
                                          _________    _________

   Income before cumulative
    effect adjustments.............       $    16.8    $    31.0    (45.8)
                                          _________    _________
                                          _________    _________

Deposits not included in premiums
  above (a)........................       $ 1,431.1    $ 1,251.6     14.3
                                          _________    _________
                                          _________    _________

Net realized capital gains (losses),
  net of tax (included above)......       $    (3.5)   $    12.7        -
                                          _________    _________
                                          _________    _________
Net realized capital losses, net of
  tax, allocable to experience
  rated pension contractholders
  (excluded above).................       $   (34.0)   $   (17.6)   (93.2)
                                          _________    _________
                                          _________    _________
Net realized capital losses, net
  of tax, on assets supporting
  discontinued products
  (excluded above).................       $   (26.7)(b)      (c)        -
                                          _________    _________
                                          _________    _________


(a) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.

(b) Net realized capital losses of $26.7 million in the first quarter of 1994 on assets supporting discontinued products were charged to the reserve for future losses on discontinued products.

(c) Net realized capital gains of $19.4 million in the first quarter of 1993 on assets supporting discontinued products are included in the $12.7 million of capital gains shown above.


Total Segment Results

Financial Services reported income before cumulative effect adjustments of $17 million for the three months ended March 31, 1994, compared with income of $31 million for the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1994 were $2 million higher than in the 1993 first quarter.

Excluding the effects of net realized capital gains and losses, total segment results for the first quarter of 1994 reflected improved results in the continuing large case pension business and in the annuity and small case pension businesses. First quarter 1993 results included earnings on discontinued products of $7 million, which included $14 million of gains on futures contracts (which are not expected to recur). First quarter 1994 results of discontinued products were charged against the reserve for future losses and did not impact the net income of the segment. (Please see page 23 for a discussion of the results of discontinued products.)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Pension and annuity assets under management at March 31, 1994 were $67 billion, compared with $65 billion at March 31, 1993.
The growth in assets under management was principally attributable to non-guaranteed lines of business.

Continuing Product Lines

Pursuant to the terms of the company's experience rated pension and annuity contracts, realized capital gains and losses related to assets supporting such contracts are passed through to contractholders, subject, among other things, to certain minimum guarantees, and the effect of such realized capital gains and losses does not impact the company's results. A number of factors, such as customer withdrawal activity, future losses on investments, including mortgage loans, experience rated contract modifications, if any, and significant increases in interest rates could reduce the company's capacity to pass through future investment losses to contractholders (or investment losses currently considered allocable to contractholders) either as a result of triggering minimum guarantee provisions or through exercise of management judgment, thereby adversely affecting the company's future results.

Large case experience rated pension contractholder and participant directed withdrawals were as follows (excluding transfers to other company products) for the three month periods ended March 31 (in millions):


                                         1994          1993
                                         ____          ____


Scheduled contract maturities
 and benefit payments: (1).........      $  240.3      $  276.8
                                         ________      ________
                                         ________      ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments (2)..........      $  159.7      $  397.7
                                         ________      ________
                                         ________      ________

Participant directed withdrawals...      $   61.7      $   53.3
                                         ________      ________
                                         ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Includes withdrawals made in 1993 in connection with the fourth quarter 1992 conversion offer.



The level of contractholder withdrawals is affected by such factors as returns available from other comparable investments, declines in contractholder confidence resulting from, among other things, ratings downgrades or perceived financial difficulties in the industry, and contractholder diversification of exposure to investment managers.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Discontinued Products

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products which include guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs"). As a result of the decision to discontinue the sale of GICs and SPAs to large case pension customers, the company established a reserve of $1,270 million at December 31, 1993 for anticipated future losses on these products. The first quarter 1994 losses on discontinued products, as shown below, were charged to the reserve and did not affect the company's results of operations. Results of discontinued products for the three months ended March 31 were as follows (in millions):

                                                        1994                      1993
                                             ________________________________     _____
                                             GICs        SPAs        Total        Total
                                             ____        ____        _____        _____

Negative interest margin (a).............    $  (20.5)   $   (2.1)   $  (22.6)    $  (17.7)
Net realized capital gains (losses)......       (16.6)      (10.1)      (26.7)        19.4
Interest earned on receivable from
  continuing operations..................         3.1         4.5         7.6            -
Non-recurring gains on futures contracts.           -           -           -         13.9
Other, net...............................         0.6         1.1         1.7         11.1
                                             ________    ________    ________     ________
Results of discontinued products,
  after-tax..............................    $  (33.4)   $   (6.6)   $  (40.0)    $   26.7
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

Results of discontinued products, pretax.    $  (51.4)   $  (10.2)   $  (61.6)    $   40.5
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts exceeds interest earned on invested assets supporting such contracts.



The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 1994 was as follows (pretax, in millions):

                                       GICs        SPAs        Total
                                       ____        ____        _____

Reserve at December 31, 1993......     $  600.0    $  670.0    $1,270.0
Loss on discontinued products.....        (51.4)      (10.2)      (61.6)
                                       ________    ________    ________
Reserve at March 31, 1994.........     $  548.6    $  659.8    $1,208.4
                                       ________    ________    ________
                                       ________    ________    ________

The reserve for anticipated future losses on discontinued products represents the present value of anticipated net cash flow shortfalls as the liabilities on these products are run off. Such net cash flow shortfalls include losses from anticipated negative interest margins, future capital losses, and operating expenses and other costs expected to be incurred as the liabilities are run off.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

At March 31, 1994 and December 31, 1993, assets under management supporting GICs were $8.5 billion and $9.1 billion, respectively. Assets under management supporting SPAs at March
31, 1994 and December 31, 1993 were $5.4 billion and $5.6 billion, respectively.

Benefit payments (including maturities) on GICs and SPAs were $563 million and $132 million, respectively, for the three months ended March 31, 1994. Cash required to meet these payments was provided by earnings on, sales of, and normal amortization of invested assets. Benefit payments (including maturities) on discontinued products in total were $605 million for the three months ended March 31, 1993.

(Please see "General Account Investments" on page 29 for a discussion of investments supporting discontinued products.)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)



Commercial Property-Casualty Insurance and Services
___________________________________________________

Operating Summary
(Millions)                                   3 Months Ended
                                                 March 31
                                          ______________________

                                          1994         1993         % Change
                                          ____         ____         ________


Premiums............................      $   773.5    $   803.9      (3.8)
Net investment income...............          174.3        194.5     (10.4)
Fees and other income...............           29.4         42.2     (30.3)
Net realized capital gains..........           15.7         18.8     (16.5)
                                          _________    _________
   Total revenue....................          992.9      1,059.4      (6.3)

Current and future benefits.........          746.7        688.6       8.4
Operating expenses..................          233.4        230.8       1.1
Amortization of deferred policy
 acquisition costs..................           88.0         93.9      (6.3)
                                          _________    _________
   Total benefits and expenses......        1,068.1      1,013.3       5.4
                                          _________    _________

Income (loss) before income taxes...          (75.2)        46.1         -
Income tax (benefits) expenses......          (35.8)         5.8         -
                                          _________    _________

   Income (loss) before cumulative
    effect adjustments..............      $   (39.4)   $    40.3         -
                                          _________    _________
                                          _________    _________
Net realized capital gains,
 net of tax (included above).........     $    10.2    $    14.1     (27.7)
                                          _________    _________
                                          _________    _________

Statutory combined loss and
 expense ratio......................          133.0%       116.6%        -
                                          _________    _________
                                          _________    _________
GAAP combined loss and expense ratio          132.9%       116.2%        -
                                          _________    _________
                                          _________    _________
Catastrophe loss ratio
 (included in combined ratios above)           16.9%         2.3%        -
                                          _________    _________
                                          _________    _________

Commercial Property-Casualty Insurance and Services reported a net loss before cumulative effect adjustments of $39 million for the three months ended March 31, 1994, compared with income before cumulative effect adjustments of $40 million for the same period a year ago. Excluding net realized capital gains, first quarter 1994 results were $76 million lower than in the 1993 first quarter, due primarily to increased catastrophe losses. Catastrophe losses for the three months ended March 31, 1994 were $84 million, compared with $12 million in the 1993 first quarter. Catastrophe losses in the first quarter of 1994 included $80 million ($220 million pretax and before reinsurance) from the Los Angeles earthquake and the severe winter weather occurring in January and February of 1994.

Excluding the effects of catastrophes, results for the first quarter of 1994 reflected a modest improvement in loss experience, despite increased charges to loss and loss expense reserves for prior accident years. Additions (net of reinsurance) to prior year loss reserves were $23 million higher in the first quarter of 1994 than in the 1993 first quarter and were primarily for environmental related claim reserves. During the first quarter of 1994, $60 million ($32 million, net of reinsurance recoverables) was added to environmental claims reserves for estimated indemnity-related liabilities and litigation expenses. First quarter 1994 results also reflected lower investment income and lower workers' compensation servicing carrier fees than in the same period a year ago.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Commercial Property-Casualty Insurance and Services (Continued)
___________________________________________________

The company continues to gather and analyze legal and factual information on known environmental-related claims and to reassess its reserving techniques in order to determine whether it can reasonably estimate its liability for such claims. The estimation of reserves for reported environmental claims is difficult and likely to change as additional information emerges. Future results of the company are expected to be affected adversely by losses for environmental-related claims and related litigation expenses. Management is unable to determine whether such effect will be material to the company's future results, liquidity and/or capital resources.

Premium revenue was 4 percent lower in the first quarter of 1994 than in the first quarter of 1993, due primarily to reduced workers' compensation exposure in certain states where that business does not offer the potential to achieve acceptable financial returns.


Property-Casualty Reserves:  Asbestos and Environmental Related Claims
______________________________________________________________________

For a complete discussion of asbestos and environmental related claims, please see the company's 1993 Annual Report to Shareholders and 1993 Form 10-K. The following information is provided to supplement those discussions.

The Company had open asbestos bodily injury claims involving approximately 287 policyholders and 239 policyholders at December 31, 1993 and 1992, respectively. The Company had open asbestos property damage claims involving approximately 102 policyholders and 60 policyholders at December 31, 1993 and 1992, respectively.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Personal Property-Casualty
__________________________

Operating Summary
(Millions)                                   3 Months Ended
                                                 March 31
                                          ______________________
                                          1994         1993         % Change
                                          ____         ____         ________
Premiums............................      $   344.4    $   372.0      (7.4)%
Net investment income...............           42.1         52.1     (19.2)
Fees and other income...............             .6          1.5     (60.0)
Net realized capital losses.........           (4.4)        (2.5)    (76.0)
                                          _________    _________
   Total revenue....................          382.7        423.1      (9.5)

Current and future benefits.........          298.0        311.9      (4.5)
Operating expenses..................           52.0         56.8      (8.5)
Amortization of deferred policy
 acquisition costs..................           70.9         70.6        .4
                                          _________    _________
   Total benefits and expenses......          420.9        439.3      (4.2)
                                          _________    _________

Loss before income taxes............          (38.2)       (16.2)   (135.8)
Income tax benefits.................          (14.4)        (8.1)     77.8
                                          _________    _________

   Loss before cumulative
    effect adjustments..............      $   (23.8)   $    (8.1)   (193.8)
                                          _________    _________
                                          _________    _________
Net realized capital losses,
 net of tax (included above)........      $    (3.2)   $    (1.4)   (128.6)
                                          _________    _________
                                          _________    _________

Statutory combined loss and
 expense ratio......................          125.6%       122.5%        -
                                          _________    _________
                                          _________    _________
GAAP combined loss and expense ratio          125.8%       121.9%        -
                                          _________    _________
                                          _________    _________
Catastrophe loss ratio
 (included in combined ratios above)           13.9%         7.7%        -
                                          _________    _________
                                          _________    _________

Personal Property-Casualty reported a loss before cumulative effect adjustments of $24 million for the three months ended March 31, 1994, compared with a loss before cumulative effect adjustments of $8 million for the same period a year ago. Excluding net realized capital losses, results for the three months ended March 31, 1994 decreased $14 million over the same period a year ago. The decrease in results over the prior year related primarily to an increase in catastrophe losses in the homeowners business due to the Los Angeles earthquake and the severe winter weather occurring in January and February of 1994. Catastrophe losses in the first quarter of 1994 were $40 million ($65 million pretax and before reinsurance), compared with $19 million in the 1993 first quarter. Catastrophe losses in the first quarter of 1993 were primarily attributable to Storm Josh. Excluding catastrophe losses, first quarter 1994 results improved as compared with the 1993 first quarter, reflecting improved underwriting in the personal auto business.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)



International
_____________

Operating Summary
(Millions)                                   3 Months Ended
                                                 March 31
                                          ______________________

                                          1994         1993         % Change
                                          ____         ____         ________


Premiums............................      $   204.6    $   210.9     (3.0)%
Net investment income...............           77.3         74.2      4.2
Fees and other income...............           21.5         27.2    (21.0)
Net realized capital gains (losses).            6.7         (2.3)       -
                                          _________    _________
   Total revenue....................          310.1        310.0        -

Current and future benefits.........          189.4        196.6     (3.7)
Operating expenses..................           89.2         97.5     (8.5)
Amortization of deferred policy
 acquisition costs..................           11.6         14.4    (19.4)
                                          _________    _________
   Total benefits and expenses......          290.2        308.5     (5.9)
                                          _________    _________

Income before income taxes..........           19.9          1.5        -
Income taxes........................            8.6          1.3        -
                                          _________    _________

   Income before cumulative
    effect adjustments..............      $    11.3    $      .2        -
                                          _________    _________
                                          _________    _________
Net realized capital gains (losses),
 net of tax (included above)........      $     3.0    $     (.9)       -
                                          _________    _________
                                          _________    _________

International reported income before cumulative effect adjustments of $11 million for the three months ended March 31, 1994, compared with breakeven results in the 1993 first quarter. Excluding net realized capital gains and losses, results for the three months ended March 31, 1994 increased $7 million compared with the same period a year ago. The improvement in first quarter results reflected increased earnings in the Pacific Rim and from the company's increased investment in a Mexican insurance operation.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments
___________________________
Debt Securities

As of March 31, 1994 and December 31, 1993, the company's investments in debt securities represented 67% and 68%, respectively, of total general account invested assets and were as follows (in millions):

                                       March 31,      December 31,
                                         1994             1993
                                       ___________________________
Supporting discontinued products       $ 7,779.5      $ 8,269.0
Supporting experience rated products    11,652.2       11,763.8
Supporting remaining products           20,483.0       21,511.7
                                       ___________________________
   Total                               $39,914.7      $41,544.5
                                       ___________________________
                                       ___________________________

The decrease in debt securities from December 31, 1993 to March 31, 1994 was due to changes in unrealized capital gains and losses included in the above balances. Debt securities included unrealized capital gains of $1.9 billion at December 31, 1993, compared with unrealized capital losses of $151 million at March 31, 1994.

Included in the company's total debt security balances at March 31, 1994 and December 31, 1993 were the following categories of debt securities (in millions):

                                          March 31, 1994                       December 31, 1993
                                ___________________________________   ___________________________________
                                      Supporting Experience Rated           Supporting Experience Rated
                                      Pension and Annuity Contracts         Pension and Annuity Contracts
                                      _____________________________         _____________________________
                                Total       Amount       % of Total   Total       Amount       % of Total
                                _____       ______       __________   _____       ______       __________
"Below investment grade"
 debt securities                $ 2,012.4   $   399.8    19.9%        $ 1,970.1   $  449.6     22.8%
Problem debt securities             168.0        19.4    11.5             196.1       26.6     13.6
Potential problem debt
 securities                         153.0        54.5    35.6             191.0       65.1     34.1

Impairment reserves on debt securities are established to provide for 1) probable estimated losses on specific debt securities and
2) losses that management believes are likely to arise from the overall portfolio excluding that portion of the portfolio supporting experience rated pension and annuity contracts
("general reserve"). Impairment reserves related to debt securities were as follows (in millions):

                                       March 31,     December 31,
                                         1994            1993
                                       __________________________
Allocable to discontinued products     $   40.5      $   37.9
Allocable to contractholders               17.1          15.0
Allocable to remaining products            51.1          49.9
                                       __________________________
   Total                               $  108.7      $  102.8
                                       __________________________
                                       __________________________

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

After-tax impairment expense related to debt securities was as follows (in millions):

                                       Three Months Ended
                                            March 31,
                                       ___________________
                                        1994        1993
                                       _______     _______
Allocable to discontinued products     $   1.7*    $  (0.4)
Allocable to contractholders**         $   1.7     $   0.1
Allocable to remaining products        $   0.5     $   1.4


* Impairment expense allocable to discontinued products for the three months ended March 31, 1994 does not affect the company's results of operations.

** Impairment expense allocable to contractholders does not affect the company's results of operations.


Management defines problem debt securities to be securities for which payment is in default, securities of issuers which are currently in bankruptcy or in out-of-court reorganizations, or securities of issuers for which bankruptcy or reorganization within six months is considered likely.

"Potential problem debt securities" are currently performing debt securities for which neither payment default nor debt restructuring is anticipated within six months, but whose issuers are experiencing major financial difficulties. Identifying such potential problem debt securities requires significant judgment as to likely future market conditions and developments specific to individual debt securities. Provision for losses that are likely to arise from potential problem debt securities, excluding those potential problem debt securities supporting experience rated pension and annuity contracts, is included in the general reserve.

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Had such interest been accrued, pretax net investment income would have been higher by approximately $3 million and $4 million for the three months ended March 31, 1994 and 1993, respectively. Of such amounts, $1 million would have been related to investments supporting experience rated pension contracts and $1 million would have been related to investments supporting discontinued products for each of the three month periods ended March 31, 1994 and 1993.

At March 31, 1994 and December 31, 1993, the carrying value of collateralized mortgage obligations ("CMOs") was $5.6 billion and $6.3 billion, respectively. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the CMOs would be subject to repayment of principal earlier or later than originally anticipated. At March 31, 1994 and December 31, 1993, approximately 91% of the company's CMO holdings consisted of sequential and planned amortization class bonds that are subject to less prepayment and extension risk than other CMO instruments.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Mortgage Loan Investments

As of March 31, 1994 and December 31, 1993, the company's mortgage loan investments, net of impairment reserves, supported the following types of business (in millions):

                                       March 31,     December 31,
                                         1994            1993
                                       __________________________
Supporting discontinued products       $ 5,124.4     $ 5,419.1
Supporting experience rated products     4,475.8       4,732.7
Supporting remaining products            4,608.0       4,687.4
                                       __________________________
   Total                               $14,208.2     $14,839.2
                                       __________________________
                                       __________________________

The mortgage loan portfolio is monitored closely through the review of loan and property information such as debt service coverage, annual operating statements and property inspection reports. This information is evaluated in light of current economic conditions and other factors such as geographic and property-type loan concentrations. Evaluation of individual mortgage loans, including identification of currently performing loans that, for a variety of reasons, management believes warrant closer monitoring, is part of the company's regular review process designed, among other things, to help determine whether adjustments to mortgage loan impairment reserves appear warranted.

Mortgage loan impairment reserves are established to provide for
1) probable estimated losses on specific loans (i.e., "specific reserves") and 2) losses that management believes are likely to arise from the overall portfolio excluding that portion of the portfolio supporting experience rated pension contracts (i.e., "general reserve"). As of the dates shown below, the mortgage loan impairment reserves were as follows (in millions):

                                     Balances at March 31, 1994       Balances at December 31, 1993
                                   ______________________________    ______________________________
                                   Specific   General                Specific   General
                                   Reserves   Reserve    Total       Reserves   Reserve    Total
                                   ________   _______    _____       ________   _______    _____
Allocable to the company*...       $  643.7   $  375.0   $1,018.7    $  639.8   $  400.0   $1,039.8
Allocable to contractholders          300.8         **      300.8       268.5         **      268.5
                                   ________   ________   ________    ________   ________   ________
  Total.....................       $  944.5   $  375.0   $1,319.5    $  908.3   $  400.0   $1,308.3
                                   ________   ________   ________    ________   ________   ________
                                   ________   ________   ________    ________   ________   ________

*  Includes total reserves of $630.5 million ($386.1 million of specific reserves and $244.4 million of general reserves) allocated to discontinued products at March 31, 1994 and total reserves of $647.2 million ($406.0 million of specific reserves and $241.2 million of general reserves)
   allocated to discontinued products at December 31, 1993.

** The general reserve at March 31, 1994 and December 31, 1993 excluded reserves for losses of
   $192.0 million and $217.0 million, respectively, that management believes are likely to arise from that portion of the overall portfolio supporting experience rated pension contracts.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________
For the periods shown below, after-tax mortgage loan impairment expense was as follows (in millions):

                                         Three Months Ended
                                              March 31,
                                         ___________________
                                         1994         1993
                                         ____         ____
  Allocable to discontinued products     $ 21.6*      $ 24.3
  Allocable to contractholders**         $ 36.7       $ 24.4
  Allocable to remaining products        $ 23.8       $ 30.1

* Impairment expense allocable to discontinued products for the three months ended March 31, 1994 does not affect the company's results of operations.
** Impairment expense allocable to contractholders does not affect the company's results of operations.

Included in the company's total mortgage loan balances at March
31, 1994 and December 31, 1993 were the following categories of mortgage loans (in millions):

                                              Balances at March 31, 1994
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Problem loans...........     $1,203.2    $  403.7    33.6%          $  364.9    30.3%
Restructured loans......      1,904.6       478.6    25.1              978.8    51.4
Potential problem and
 restructured loans.....      1,389.5       547.6    39.4              477.5    34.4
                             ________
   Total................     $4,497.3
                             ________
                             ________
Impairment reserves.....     $1,319.5
                             ________
                             ________
Impairment reserves as a
 percentage of total....         29.3%
                             ________
                             ________
                                             Balances at December 31, 1993
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Problem loans...........     $1,116.0    $  387.8    34.7%          $  410.8    36.8%
Restructured loans......      1,858.8       481.1    25.9              957.4    51.5
Potential problem and
 restructured loans.....      1,575.6       602.0    38.2              523.8    33.2
                             ________
   Total................     $4,550.4
                             ________
                             ________
Impairment reserves.....     $1,308.3
                             ________
                             ________
Impairment reserves as a
 percentage of total....         28.8%
                             ________
                             ________

Problem mortgage loans are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure ($486 million and $399 million at March 31, 1994 and December 31, 1993, respectively), loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption.

Restructured loans are loans whose original contract terms have been modified to payment terms less than market at the time of restructure and are currently performing pursuant to such modified terms.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Currently performing loans which management believes are likely to become classified as problem or restructured loans in the next twelve months or so are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan repayment terms. Identifying such "potential problem and restructured loans" requires significant judgment as to likely future market conditions, developments specific to individual properties and borrowers, and the timing of potential defaults. Provision for losses that are likely to arise from such potential problem and restructured loans, excluding those potential problem and restructured loans supporting experience rated pension contracts, is included in the general reserve.

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such non-accruing problem and restructured loans outstanding at March 31 and the portion thereof actually recorded as income for the three months ended March 31 were as follows (in millions):


                                              1994       1993
                                              ____       ____


Income which would have been recorded
 under original terms of loans..........      $73.9      $71.5
Income recorded.........................       34.1       29.1
                                              _____      _____
Lost investment income..................      $39.8      $42.4
                                              _____      _____
                                              _____      _____

Lost investment income allocated to
 investments supporting discontinued
 products (included above)..............      $16.7      $21.1
                                              _____      _____
                                              _____      _____

Lost investment income allocated to
 investments supporting experience rated
 pension contracts (included above).....      $12.8      $12.3
                                              _____      _____
                                              _____      _____


Real Estate Investments

At March 31, 1994 and December 31, 1993, Aetna's equity real estate balances, net of write-downs and reserves, were as follows:


                                              Balances at March 31, 1994
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Investment real estate....   $  419.6    $   37.5     8.9%          $   98.3    23.4%
Properties held for sale..      914.7       243.7    26.6              454.2    49.7
                             ________    ________                   ________
Total equity real estate..   $1,334.3    $  281.2    21.1           $  552.5    41.4
                             ________    ________                   ________
                             ________    ________                   ________


                                             Balances at December 31, 1993
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Investment real estate....   $  434.9    $   36.7     8.4%          $   98.5    22.6%
Properties held for sale..      880.9       243.7    27.7              436.0    49.5
                             ________    ________                   ________
Total equity real estate..   $1,315.8    $  280.4    21.3           $  534.5    40.6
                             ________    ________                   ________
                             ________    ________                   ________


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company's investment real estate is held for the production of income and is generally carried at depreciated cost. Property valuations are reviewed regularly by investment management. The carrying value is based upon various factors, including a review of market conditions and the company's long-range strategy for the property. The carrying value of investment real estate is reduced through a valuation reserve to reflect other than temporary declines in market value. The fair value of assets acquired through foreclosure is established as the cost basis at the time of foreclosure. Subsequent to foreclosure, properties held for sale are carried at the lower of cost or fair value less selling costs. Beginning in 1992, adjustments to the carrying value, as a result of changes in fair value subsequent to foreclosure, are recorded in a valuation reserve. Prior to 1992, such changes in carrying value of both investment real estate and properties held for sale were recorded as write-downs. Capital additions and asset improvements increase the carrying value and depreciation reduces the carrying value of both properties held for sale and investment real estate.

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows (in millions):

                                       March 31,     December 31,
                                         1994            1993
                                       __________________________
  Allocable to discontinued products     $324.0          $298.3
  Allocable to contractholders            227.3           228.3
  Allocable to remaining products         257.2           242.9
                                       __________________________

    Total                                $808.5          $769.5
                                       __________________________
                                       __________________________

For the periods shown below, total after-tax net realized capital losses from real estate write-downs and increases (decreases) in the valuation reserves were as follows (in millions):

                                       Three Months Ended
                                             March 31,
                                       _____________________
                                         1994        1993
                                         ____        ____
  Allocable to discontinued products     $ 12.6*      $ 14.2
  Allocable to contractholders**         $   .1       $  4.0
  Allocable to remaining products        $ (1.6)      $  1.7

* Write-downs and impairment expense allocable to discontinued products for the three months ended March 31, 1994 do not affect the company's results of operations.

** Write-downs and impairment expense allocable to contractholders do not affect the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Outlook

Management intends that general account investments in new mortgage loans for the foreseeable future will be restricted largely to extending and refinancing existing mortgages as they mature. The company has reduced the mortgage loan and equity real estate portfolios, after reserves and write-downs, by $6.6 billion since the end of 1991, bringing mortgage loans and real estate as a percentage of general account invested assets from 38% in 1991 to 26% at March 31, 1994. It is management's continuing objective, real estate and capital market conditions permitting, to reduce over the next several years the size of the mortgage loan and real estate portfolios relative to total invested general account assets. Although extensions and refinancings of existing mortgage loans may delay achieving this objective, management intends to aggressively pursue plans to maximize returns and reduce portfolio levels through loan restructurings and sales of foreclosed real estate.

Although the pace of recovery in the commercial real estate market is open to debate, management is beginning to see improvement in the office sector. While additional losses may emerge in the company's mortgage loan and real estate portfolios, and may increase to the extent any recovery in those markets is delayed, management believes that the improvement in the office sector will favorably impact real estate values.

The reserve for discontinued products reflects all anticipated future losses on discontinued products, including capital losses related to the $5.7 billion of mortgage loans and real estate supporting such products. Therefore, additional losses on the portion of the portfolio supporting discontinued products are not expected to impact the company's results of operations, although there can be no assurances that such losses will not materially impact such results.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents at March 31, 1994 and December 31, 1993 were $1.5 billion and $1.6 billion, respectively. For the three months ended March 31, 1994, net cash used for operating activities was $1.1 billion. Net cash used for operating activities of $1.4 billion during the first three months of 1993 included $1.7 billion of cash used for net purchases of fixed maturity trading securities.

For the first three months of 1994, net cash provided by investing activities was $1.4 billion and included a decrease of $110 million in short-term investments. Net cash provided by investing activities of $798 million for the three months ended March 31, 1993 included $626 million provided by a decrease in short-term investments.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first three months of 1994 was $185 million.

As a result of adverse conditions in real estate markets and tight lending practices by banks and other financial institutions over the past several years, the company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere. Of the $730 million of mortgage loans scheduled to mature during the first three months of 1994, $633 million were not paid as scheduled, a substantial portion of which supported large case pension liabilities. Of the loans not paid as scheduled, $48 million were extended at interest rates at least equal to current market (average rate of 8% over an average extension period of 4 years), $218 million were under forbearance (continuing to make payments under original loan terms) and $367 million were under discussion with borrowers at March 31, 1994. Of the $367 million of loans under discussion with borrowers, $177 million were classified as problem or restructured loans at March 31, 1994. Absent significant improvement in commercial real estate markets or in the availability of refinancing by other financial institutions, there will continue to be a similar need to extend or refinance maturing loans.

Please refer to "Financial Services" on pages 22 through 24 for a discussion of the liquidity requirements specific to the large case pension business.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

On March 25, 1994, the company filed a shelf registration statement with the Securities and Exchange Commission ("the Commission") for the registration of $500 million of preferred securities to be issued by a finance subsidiary and guaranteed by the company. If and when the registration statement is declared effective by the Commission, these securities may be offered from time to time pursuant to the Commission's shelf registration rules. Except as may otherwise be noted in any offering documents related to such securities, the proceeds from any sale of these securities would be loaned from the subsidiary to the company and used for general corporate purposes.

Pursuant to shelf registration statements declared effective by the Commission during 1993, the company may offer and sell up to an additional $550 million of securities.

Dividends Declared

On February 25, 1994, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on April
29, 1994, payable May 15, 1994.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In Re:  Attorneys General Antitrust Litigation
______________________________________________

The description of this litigation is contained in Note 12 of Notes to Financial Statements on page 14.

Other Litigation
________________

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

Item 5.  Other Information.

a.  NAIC IRIS Ratios

The NAIC "IRIS" ratios cover 12 categories of financial data with defined acceptable ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the acceptable range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. Two of Aetna Life and Casualty Company's significant subsidiaries had more than two IRIS ratios outside of NAIC acceptable ranges for 1993.

Aetna Life Insurance Company ("ALIC") fell outside acceptable ranges for 1993 for : (i) the Net Change in Capital and Surplus Ratio which is calculated by dividing the change in capital and surplus between the prior and the current year (net of any capital and surplus paid in) by the prior year capital and surplus; (ii) the Gross Change in Capital and Surplus Ratio which is calculated by dividing the change in capital and surplus between the prior and the current year by the prior year capital and surplus; (iii) the Adequacy of Investment Income Ratio which compares investment income to credited interest; and (iv) the Real Estate and Mortgage Loans to Cash and Invested Assets Ratio which is calculated by dividing real estate and mortgage loans by cash and invested assets.

a.  NAIC IRIS Ratios (Continued)

The Aetna Casualty and Surety Company ("AC&S") fell outside of acceptable ranges for 1993 for: (i) the Two-year Overall Operating Ratio, which is a combination of a two-year combined ratio minus a two-year investment income ratio; (ii) the Change in Surplus which measures the increase or decrease in surplus levels during the year; (iii) the Ratio of Liabilities to Liquid Assets which measures the liquidity of a company; and
(iv) the Two-year Reserve Development to Surplus Ratio. The two-year reserve development is the sum of the current reserve for losses incurred more than two years prior plus payments on those losses during the past two years minus the reserve that had been established for those losses two years earlier. This amount is divided by the surplus that existed two years prior to arrive at the Two-year Reserve Development to Surplus Ratio.

Management does not believe that ALIC or AC&S will warrant special attention by the regulators. Management also does not believe that the factors causing the ratios to fall outside of the acceptable ranges will have a significant impact on future operations of the Company.

b. Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth Aetna's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                          3 Months Ended           Years ended December 31
                                                             ____________________________________
                                          March 31, 1994     1993    1992    1991    1990    1989
                                          ______________     ____    ____    ____    ____    ____
Ratio of Earnings to Fixed Charges....    2.16               (a)     .42(b)  2.13    3.03    4.13
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    2.16               (a)     .42(b)  2.13    3.03    4.05

(a) Aetna reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.
(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor). Preferred stock dividends, which are not deductible for income tax purposes, have been increased to a taxable equivalent basis. This adjustment has been calculated by using the effective tax rate of the applicable year. All shares of Aetna's preferred stock were redeemed in 1989 and, as a result, for the three months ended March 31, 1994 and for the years ended December 31, 1993, 1992, 1991 and 1990 the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (12) Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1994 and for the years ended December 31, 1993, 1992, 1991, 1990 and 1989.

      (15) Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick acknowledging awareness of the use of a report on unaudited interim financial information, dated
             May 13,1994.

  (b) Reports on Form 8-K

      None.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                Aetna Life and Casualty Company
                                _______________________________
                                          (Registrant)


Date  May 13, 1994              By            Robert E. Broatch
                                    _________________________________
                                              (Signature)

                                       Robert E. Broatch
                                       Senior Vice President, Finance
                                       and Corporate Controller