Form 10-Q
period 1994-06-30
AETNA LIFE & CASUALTY CO
filed 1994-08-15
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  June 30, 1994
                               _______________

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


                                            Shares Outstanding
   Title of Class                            at July 31, 1994
  ________________                          __________________

Common Capital Stock                           112,631,669
 without par value

                             TABLE OF CONTENTS
                             _________________

                                                           Page
                                                           ____
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                21

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 54

Item 4.  Submission of Matters to a Vote
           of Security Holders.                             54

Item 5.  Other Information.                                 55

Item 6.  Exhibits and Reports on Form 8-K.                  58


Signatures                                                  59

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    3 Months Ended                  6 Months Ended
                                                       June 30                         June 30
                                             ____________________________    ____________________________
(Millions, except share data)                  1994           1993             1994           1993
                                               ____           ____             ____           ____
Revenue:
  Premiums.................................    $   2,839.0    $   2,688.8      $   5,581.3    $   5,311.1
  Net investment income....................        1,121.0        1,252.6          2,247.5        2,502.5
  Fees and other income....................          458.4          411.9            909.1          823.4
  Net realized capital gains (losses)......          (13.4)          (3.4)           (19.3)          32.8
                                               ___________    ___________      ___________    ___________
      Total revenue........................        4,405.0        4,349.9          8,718.6        8,669.8
                                               ___________    ___________      ___________    ___________
Benefits and expenses:
  Current and future benefits..............        3,114.5        3,088.7          6,232.1        6,133.8
  Operating expenses.......................          924.4          917.4          1,879.4        1,815.6
  Amortization of deferred policy
   acquisition costs.......................          177.9          192.7            362.5          378.0
                                               ___________    ___________      ___________    ___________
      Total benefits and expenses..........        4,216.8        4,198.8          8,474.0        8,327.4
                                               ___________    ___________      ___________    ___________
Income from continuing operations before
 income taxes, extraordinary item and
 cumulative effect adjustments.............          188.2          151.1            244.6          342.4
Federal and foreign income taxes (benefits):
  Current..................................          (27.9)          16.7            (25.6)          86.9
  Deferred.................................           83.7          (16.4)            92.1          (34.6)
                                               ___________    ___________      ___________    ___________
      Total federal and foreign
       income taxes........................           55.8             .3             66.5           52.3
                                               ___________    ___________      ___________     __________
Income from continuing operations before
 extraordinary item and cumulative effect
 adjustments...............................          132.4          150.8            178.1          290.1
Discontinued operations, net of tax........              -              -                -           27.0
                                               ___________    ___________      ___________    ___________
      Income before extraordinary item
       and cumulative effect adjustments...          132.4          150.8            178.1          317.1
Extraordinary loss on debenture redemption,
 net of tax................................              -           (4.7)               -           (4.7)
Cumulative effect adjustments, net of tax..              -              -                -          227.8
                                               ___________    ___________      ___________    ___________
      Net income...........................    $     132.4    $     146.1      $     178.1    $     540.2
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________
Results per common share:
  Income from continuing operations before
   extraordinary item and cumulative
   effect adjustments......................    $      1.17    $      1.36      $      1.58    $      2.62
  Discontinued operations, net of tax......              -              -                -            .25
                                               ___________    ___________      ___________    ___________
      Income before extraordinary item
       and cumulative effect adjustments...           1.17           1.36             1.58           2.87
  Extraordinary loss on debenture
   redemption, net of tax..................              -           (.04)               -           (.04)
  Cumulative effect adjustments, net of tax              -              -                -           2.06
                                               ___________    ___________      ___________    ___________
      Net income...........................    $      1.17    $      1.32      $      1.58    $      4.89
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________
  Dividends declared.......................    $       .69    $       .69      $      1.38    $      1.38
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________
Weighted average common shares outstanding.    112,904,466    110,500,118      112,956,551    110,405,425
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________

See Condensed Notes to Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                           June 30,      December 31,
(Millions)                                   1994            1993
                                         ____________    ____________


Assets:
Investments:
  Debt securities:
    Held for investment, at amortized
     cost (fair value $2,307.1 and
      $2,704.2).......................   $  2,237.6      $  2,557.8
    Available for sale, at fair value
     (amortized cost $37,368.3 and
      $36,933.6)......................     36,353.7        38,868.9
    Trading securities, at fair value
     (1993 amortized cost $119.0).....            -           117.8
  Equity securities, at fair value
   (cost $1,361.1 and $1,238.1).......      1,677.7         1,658.9
  Short-term investments..............        753.0           669.9
  Mortgage loans......................     13,591.7        14,839.2
  Real estate.........................      1,191.0         1,315.8
  Policy loans........................        507.9           490.7
  Other...............................      1,193.2           936.8
                                         __________      __________

      Total investments...............     57,505.8        61,455.8
Cash and cash equivalents.............      1,812.2         1,557.8
Reinsurance recoverables and
 receivables..........................      5,108.6         4,840.7
Accrued investment income.............        780.7           782.6
Premiums due and other receivables....      1,551.2         1,664.9
Federal and foreign income taxes:
  Current.............................        170.0           124.0
  Deferred............................      1,565.9         1,282.9
Deferred policy acquisition costs.....      1,936.0         1,867.0
Other assets..........................      2,297.4         1,756.3
Separate Accounts assets..............     23,249.5        24,704.7
                                         __________      __________

      Total assets....................   $ 95,977.3      $100,036.7
                                         __________      __________
                                         __________      __________

See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                               June 30,      December 31,
(Millions, except share data)                    1994            1993
                                             ____________    ____________


Liabilities:
  Future policy benefits..................   $ 17,666.2      $ 17,597.6
  Unpaid claims and claim expenses........     17,807.3        17,112.2
  Unearned premiums.......................      1,536.9         1,502.2
  Policyholders' funds left with the
   company................................     25,220.1        27,592.2
                                             __________      __________
      Total insurance reserve liabilities.     62,230.5        63,804.2
  Dividends payable to shareholders.......         77.7            77.4
  Short-term debt.........................        174.9            35.7
  Long-term debt..........................      1,128.8         1,160.0
  Other liabilities.......................      3,040.9         3,162.1
  Minority and participating
   policyholders' interests...............        143.9           172.5
  Separate Accounts liabilities...........     23,131.2        24,581.7
                                             __________      __________

      Total liabilities...................     89,927.9        92,993.6
                                             __________      __________


Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).......            -               -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).......            -               -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).......            -               -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   114,939,275 issued, and 112,618,169
   and 112,200,567 outstanding)...........      1,417.8         1,422.0
  Net unrealized capital gains (losses)...       (387.5)          648.2
  Retained earnings.......................      5,125.7         5,103.3
  Treasury stock, at cost (2,321,106 and
   2,738,708 shares)......................       (106.6)         (130.4)
                                             __________      __________

      Total shareholders' equity..........      6,049.4         7,043.1
                                             __________      __________

      Total liabilities and
       shareholders' equity...............   $ 95,977.3      $100,036.7
                                             __________      __________
                                             __________      __________

  Shareholders' equity per common share...   $    53.72      $    62.77
                                             __________      __________
                                             __________      __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Six Months Ended June 30, 1994           Total        Stock        Gains (Losses)    Earnings     Stock
___________________________________________________________________________________________________________


Balances at December 31, 1993            $7,043.1     $1,422.0     $  648.2          $5,103.3     $ (130.4)
___________________________________________________________________________________________________________

Net income............................      178.1                                       178.1
Net change in unrealized capital gains
  and losses..........................   (1,035.7)                 (1,035.7)
Common stock issued for benefit plans
  (417,602 shares)....................       23.8                                                     23.8
Loss on issuance of treasury stock....       (4.2)        (4.2)
Common stock dividends declared.......     (155.7)                                     (155.7)
                                      _____________________________________________________________________

Balances at June 30, 1994                $6,049.4     $1,417.8     $ (387.5)         $5,125.7     $ (106.6)
___________________________________________________________________________________________________________
___________________________________________________________________________________________________________




Six Months Ended June 30, 1993
___________________________________________________________________________________________________________

Balances at December 31, 1992            $7,238.3     $1,417.7     $  259.6          $5,777.9     $ (216.9)
___________________________________________________________________________________________________________

Net income............................      540.2                                       540.2
Net change in unrealized capital gains
  and losses..........................      224.3                     224.3
Common stock issued for benefit plans
  (362,623 shares)....................       17.6                                                     17.6
Loss on issuance of treasury stock....       (2.8)        (2.8)
Common stock dividends declared.......     (152.7)                                     (152.7)
                                      _____________________________________________________________________

Balances at June 30, 1993                $7,864.9     $1,414.9     $  483.9          $6,165.4     $ (199.3)
___________________________________________________________________________________________________________
___________________________________________________________________________________________________________


See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          6 Months Ended
                                                                             June 30,
                                                                        ___________________
(Millions)                                                              1994           1993
                                                                        ____           ____
Cash Flows from Operating Activities:
   Net income.......................................................    $   178.1      $   540.2
   Adjustments to reconcile net income to net
   cash used for operating activities:
      Cumulative effect adjustments..................................           -         (227.8)
      Extraordinary loss on debenture redemption.....................           -            4.7
      Increase in accrued investment income..........................        (0.5)         (75.6)
      Decrease (increase) in premiums due and other receivables......       153.1         (525.4)
      Increase in reinsurance recoverables and receivables...........      (254.3)        (165.4)
      Increase in deferred policy acquisition costs..................       (93.0)         (66.6)
      Depreciation and amortization..................................        94.3          102.8
      (Increase) decrease in federal and foreign income taxes........      (326.6)          72.9
      Net (decrease) increase in other assets and other liabilities..      (692.3)         492.3
      Increase in insurance reserve liabilities......................       755.9          560.8
      Net sales (purchases) of debt trading securities...............        52.3       (1,619.0)
      Increase in minority interest..................................       (22.7)          (7.4)
      Gain on sale of subsidiary.....................................           -          (15.0)
      Net realized capital losses (gains)............................        19.3          (32.8)
      Amortization of net investment discount........................       (51.8)         (55.9)
      Other, net.....................................................        18.2         (158.4)
                                                                        _________      _________
        Net cash used for operating activities.......................      (170.0)      (1,175.6)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................    12,258.8        1,941.3
      Debt securities held for investment............................         5.6              -
      Equity securities..............................................       398.9          405.8
      Mortgage loans.................................................        67.4            6.3
      Real estate....................................................       316.6          141.2
      Short-term investments.........................................    30,322.7       33,025.6
   Investment repayments of:
      Debt securities available for sale.............................     2,125.8        2,817.2
      Debt securities held for investment............................       330.7              -
      Mortgage loans.................................................     1,107.8        1,035.2
   Cost of investments in:
      Debt securities available for sale.............................   (14,799.0)      (5,635.5)
      Debt securities held for investment............................       (46.3)             -
      Equity securities..............................................      (493.6)        (236.9)
      Mortgage loans.................................................      (159.7)         (88.1)
      Real estate....................................................       (20.1)         (46.5)
      Short-term investments.........................................   (30,444.4)     (32,557.7)
   Proceeds from disposal of subsidiary..............................           -           93.1
   Increase in property, plant & equipment...........................       (65.5)         (75.2)
   Net decrease in Separate Accounts.................................         4.7            5.2
   Other, net........................................................       127.5           20.1
                                                                        _________      _________
     Net cash provided by investing activities.......................     1,037.9          851.1
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........     1,757.9        1,971.4
   Withdrawals of investment contracts...............................    (2,342.6)      (2,182.0)
   Issuance of long-term debt........................................        65.5           12.5
   Stock issued under benefit plans..................................        19.6           14.8
   Repayment of long-term debt.......................................       (93.0)        (266.8)
   Net increase in short-term debt...................................       138.4          333.5
   Dividends paid to shareholders....................................      (155.7)        (152.5)
                                                                        _________      _________
     Net cash used for financing activities..........................      (609.9)        (269.1)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................        (3.6)          (6.3)
                                                                        _________      _________
Net increase (decrease) in cash and cash equivalents.................       254.4         (599.9)
Cash and cash equivalents, beginning of period.......................     1,557.8        2,415.0
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 1,812.2      $ 1,815.1
                                                                        _________      _________
                                                                        _________      _________
Supplemental Cash Flow Information:
   Interest paid.....................................................   $    37.7      $    30.9
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid.................................................   $    18.0      $    97.7
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

(2)  Revenue Recognition

Property-casualty premiums are generally recognized as revenue on a pro rata basis over the policy term. Certain policies allow the company to charge additional premiums as a result of recognizing additional claim and expense costs under the policies. Such premiums are recognized when the related losses are provided.

For universal life and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in fees and other income. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Life insurance premiums, other than premiums for universal life and certain annuity contracts, are recorded as premium revenue when due. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts.

Group Health and Life premiums are generally recorded as premium revenue over the term of coverage. Some group contracts allow for premiums to be adjusted to reflect emerging experience. Such premiums are recognized as the related experience emerges. Fees for contracts providing claim processing services only are recorded over the period the service is provided and are reflected in fees and other income.

(3)  Accounting Changes

Under certain insurance contracts with deductible features, the company is obligated to pay the claimant for the full amount of a claim. The company is subsequently reimbursed from the policyholder for the deductible. Prior to March 31, 1994, unpaid claim reserves were reported net of such deductibles. On March 31, 1994, the company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which requires that unpaid claims under certain insurance contracts be reported on a gross basis. Deductible amounts recoverable from policyholders of $432.0 million are included in other assets at June 30, 1994.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(3)  Accounting Changes (Continued)

In 1993, the company adopted, retroactive to January 1, 1993, Financial Accounting Standard ("FAS") No. 112, Employers' Accounting for Postemployment Benefits, which requires that employers accrue the cost and recognize the liability for providing certain benefits (primarily long-term disability) to former or inactive employees after employment but before retirement. A cumulative effect charge of $48.5 million ($.44 per common share), net of taxes of $26.1 million, related to the adoption of this standard is reflected in the Consolidated Statement of Income for the six months ended June 30, 1993. Adoption of FAS No. 112 had no impact on income from continuing operations before extraordinary item and cumulative effect adjustments for the three and six months ended June 30, 1993.

During 1993, the company elected to change its accounting policy for reporting reserves for current and expected workers' compensation life table indemnity claims to a discounted basis. These reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality and morbidity assumptions that reflect current company and industry experience. Management believes that this change better reflects the economic value of its obligations and improves the matching of revenues and expenses (i.e., investment earnings from underlying assets are matched with the accretion of the liability as those amounts occur over time). Additionally, it is consistent with the practice of the company's principal competitors and is permitted by state regulatory authorities. The company implemented discounting of reserves for workers' compensation life table indemnity claims retroactive to January 1, 1993, and reported a cumulative effect benefit of $250.0 million ($2.26 per common share), net of taxes of $134.7 million, in the Consolidated Statement of Income for the six months ended June 30, 1993. The change in accounting for workers' compensation life table indemnity reserves had no impact on income from continuing operations before extraordinary item and cumulative effect adjustments for the three and six months ended June 30, 1993. The company's reserves for workers' compensation life table indemnity claims at June 30, 1994 were 20.2% of its total workers' compensation reserves for unpaid claims and claim adjustment expenses.

During 1993, the Emerging Issues Task Force of the FASB reached a consensus on a recommended method of accounting for retrospectively rated reinsurance contracts. The company changed its method of accounting for such contracts to conform to the consensus. Accordingly, the company reported a cumulative effect adjustment, retroactive to January 1, 1993, to recognize an asset for the amounts due from reinsurers related to the experience through January 1, 1993 under retrospectively rated reinsurance contracts. These contracts provided for amounts to be returned to the company based on favorable cumulative loss experience. The company reported a cumulative effect benefit related to the change in accounting for retrospectively rated reinsurance contracts of $26.3 million ($.24 per common share), net of taxes of $8.6 million, in the Consolidated Statement of Income for the six months ended June 30, 1993. The effect of the change for the three and six months ended June 30, 1993 was an increase to income from continuing operations before extraordinary item and cumulative effect adjustments of $3.3 million ($.03 per share).

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Future Application of Accounting Standards

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

(5)  Discontinued Products

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products, which include guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs") sold to large case pension customers.
A reserve representing management's best estimate of anticipated future losses was established at December 31, 1993. Accordingly, results of discontinued products for the three and six months ended June 30, 1994 were charged against the reserve for discontinued products and did not impact the net income of the company.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

Results of discontinued products included in the Consolidated
Statement of Income were as follows (in millions):

                                                                             Charged to
                                    Guaranteed    Single-                    Reserve for
                                    Investment    Premium                    Future
Three months ended June 30, 1994    Contracts     Annuities    Total         Losses       Net*
______________________________________________________________________________________________________
Premiums                            $      -      $   5.5      $    5.5      $     -      $   5.5
Net investment income                  156.5        106.9         263.4            -        263.4
Net realized capital losses            (31.6)       (10.9)        (42.5)        42.5            -
Interest earned on receivable
  from continuing business               4.9          6.9          11.8            -         11.8
Other income                             3.6          3.6           7.2            -          7.2
                                    __________________________________________________________________
     Total revenue                     133.4        112.0         245.4         42.5        287.9
                                    __________________________________________________________________

Current and future benefits            190.1        112.6         302.7        (15.8)       286.9
Operating expenses                       0.3          0.7           1.0            -          1.0
                                    __________________________________________________________________
     Total benefits and expenses       190.4        113.3         303.7        (15.8)       287.9
                                    __________________________________________________________________

Results of discontinued products    $  (57.0)     $  (1.3)     $  (58.3)     $  58.3      $     -
______________________________________________________________________________________________________
                                    __________________________________________________________________




                                                                             Charged to
                                    Guaranteed    Single-                    Reserve for
                                    Investment    Premium                    Future
Six months ended June 30, 1994      Contracts     Annuities    Total         Losses       Net*
______________________________________________________________________________________________________
Premiums                            $      -      $  44.7      $   44.7      $     -      $  44.7
Net investment income                  327.5        215.8         543.3            -        543.3
Net realized capital losses            (57.1)       (26.4)        (83.5)        83.5            -
Interest earned on receivable
  from continuing business               9.6         13.8          23.4            -         23.4
Other income                             6.5          6.4          12.9            -         12.9
                                    __________________________________________________________________
     Total revenue                     286.5        254.3         540.8         83.5        624.3
                                    __________________________________________________________________

Current and future benefits            392.7        263.9         656.6        (36.4)       620.2
Operating expenses                       2.2          1.9           4.1            -          4.1
                                    __________________________________________________________________
     Total benefits and expenses       394.9        265.8         660.7        (36.4)       624.3
                                    __________________________________________________________________

Results of discontinued products    $ (108.4)     $ (11.5)     $ (119.9)     $ 119.9      $     -
______________________________________________________________________________________________________
                                    __________________________________________________________________

* Amounts are reflected in the Consolidated Statement of Income, except for interest of $11.8 million and $23.4 million for the three and six months ended June 30, 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.

Deposits of $34.3 million and $168.5 million were received under pre-existing GIC contracts for the three and six months ended June 30, 1994, respectively. In accordance with FAS No. 97, such deposits are not included in premiums or revenue.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

Assets and liabilities of discontinued products included in the Consolidated Balance Sheets were as follows (in millions):

                                           June 30, 1994                       December 31, 1993
                                    ______________________________      ______________________________
                                    Guaranteed   Single-                Guaranteed   Single-
                                    Investment   Premium                Investment   Premium
                                    Contracts    Annuities   Total      Contracts    Annuities   Total
                                    ______________________________      ______________________________
Debt securities available for sale  $ 4,126.1    $ 3,238.7   $ 7,364.8  $ 4,690.9    $ 3,578.1   $ 8,269.0
Mortgage loans                        3,152.2      1,771.7     4,923.9    3,468.2      1,950.9     5,419.1
Real estate                             489.4         25.1       514.5      534.5            -       534.5
Short-term and other investments        347.8        173.9       521.7      399.7         72.8       472.5
                                    ______________________________________________________________________
   Total investments                  8,115.5      5,209.4    13,324.9    9,093.3      5,601.8    14,695.1
Current and deferred income taxes       305.3        131.1       436.4      253.7         26.2       279.9
Receivable from continuing
  business                              399.6        448.8       848.4      390.0        435.0       825.0
Other                                    12.4          2.1        14.5        7.6          1.3         8.9
                                    ______________________________________________________________________
     Total assets                   $ 8,832.8    $ 5,791.4   $14,624.2  $ 9,744.6    $ 6,064.3   $15,808.9
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________
Future policy benefits              $       -    $ 5,077.0   $ 5,077.0  $       -    $ 5,079.1   $ 5,079.1
Policyholders' funds left with
  the company                         8,326.9            -     8,326.9    8,976.6            -     8,976.6
Reserve for future losses on
  discontinued products                 491.6        658.5     1,150.1      600.0        670.0     1,270.0
Other                                    14.3         55.9        70.2      168.0        315.2       483.2
                                    ______________________________________________________________________
     Total liabilities              $ 8,832.8    $ 5,791.4   $14,624.2  $ 9,744.6    $ 6,064.3   $15,808.9
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________

Net unrealized capital gains and losses on available for sale debt securities of discontinued products are included in other liabilities of discontinued products and are not reflected in consolidated shareholders' equity. The reserve for future losses on GICs is included in policyholders' funds left with the company and the reserve for future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheets.

The reserve for anticipated future losses on discontinued products represents the present value of the difference between (a) the expected cash flows from the assets supporting discontinued products, and (b) the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for future losses on discontinued products required projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates and cost of asset management and customer service. The amounts of cash flows on the assets of the discontinued products projected to occur in each period are risk-adjusted such that the present value (at the risk free rate at December 31, 1993, consistent with the duration of the liabilities) of those cash flows approximates the current fair value of the assets.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

At June 30, 1994 and December 31, 1993, estimated future after-tax capital losses of approximately $153 million and $190 million ($235 million and $292 million, pretax), respectively, attributable to mortgage loans and real estate supporting GICs and $53 million and $70 million ($82 million and $108 million, pretax), respectively, attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Projections of future investment results took into account both industry and company data and were based on recent performance of mortgage loan and real estate assets, projections regarding certain levels of future defaults and prepayments, and assumptions regarding future real estate market conditions, which assumptions management believes are reasonable.

The activity in the reserve for future losses on discontinued products for the six months ended June 30, 1994 was as follows (in millions):

                                       Guaranteed         Single-
                                       Investment         Premium
                                       Contracts          Annuities         Total
_____________________________________________________________________________________
Reserve at December 31, 1993           $   600.0          $   670.0         $ 1,270.0
Loss on discontinued products             (108.4)             (11.5)           (119.9)
                                       ______________________________________________
Reserve at June 30, 1994               $   491.6          $   658.5         $ 1,150.1
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

Receivables of $848.4 million and $825.0 million to fund these negative cash flows (which accrue interest at the rates used to measure the loss for the two products) are included in the discontinued products' assets at June 30, 1994 and December 31, 1993, respectively. These receivables are fully offset by payables from the company's continuing business. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheets. The activity in the receivable from continuing business for the six months ended June 30, 1994 was as follows (in millions):

                                       Guaranteed         Single-
                                       Investment         Premium
                                       Contracts          Annuities         Total
_____________________________________________________________________________________
Receivable at December 31, 1993        $   390.0          $   435.0         $   825.0
Interest earned                              9.6               13.8              23.4
                                       ______________________________________________
Receivable at June 30, 1994            $   399.6          $   448.8         $   848.4
_____________________________________________________________________________________
                                       ______________________________________________

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

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

(6)  Severance and Facilities Charges

In recent years, management has placed a strong focus on reducing costs in order to improve the competitive position of the company's businesses. Among the steps taken to reduce costs was the elimination of approximately 4,800 positions in the latter half of 1992 and through 1993. The decision to undertake these actions resulted in an after-tax charge of $96 million ($145 million pretax) to second quarter 1992 earnings. The 1992 severance and facilities charge included the following (pretax, millions):

                                                    Vacated      Pension
                                        Severance   Leased       Curtailment
                                        Related     Property     Gain           Total
                                        _________   ________     ___________    _______
Health and Life Insurance and Services. $  65.3     $      -     $ (11.2)       $  54.1
Financial Services.....................     7.0            -        (1.4)           5.6
Commercial Property-Casualty
  Insurance and Services...............    39.9          7.1        (8.2)          38.8
Personal Property-Casualty.............    38.8         13.8        (6.6)          46.0
International..........................      .6            -         (.1)           0.5
                                        _______     ________     _______        _______
Total Company (1)...................... $ 151.6     $   20.9     $ (27.5)       $ 145.0
                                        _______     ________     _______        _______
                                        _______     ________     _______        _______

(1) The pension curtailment gain is a non-cash item. All other items shown above required cash outlays.

Standard severance benefit arrangements that would be available to employees whose positions were eliminated were communicated through company newsletters to all employees when the restructuring action was adopted and announced in June 1992. By the end of the second quarter of 1993, all affected individuals had been notified that their positions were being eliminated. The excess leased office space resulting from the elimination of these positions was substantially vacated by year-end 1993. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next three years. By year-end 1993, all expected actions under the 1992 restructuring had been completed and after-tax savings of approximately $100 million ($130 million annualized) had been achieved.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Severance and Facilities Charges (Continued)

In late 1993, management decided upon a plan under which it would take additional restructuring actions as part of its strategic and financial assessment of the company's businesses. That assessment was formally concluded and announced to the marketplace on January 28, 1994. As a result of these planned actions, the company announced in January 1994, a $200 million after tax ($308 million pretax) severance and facilities charge to fourth quarter 1993 earnings. The planned actions include the elimination of approximately 4,000 positions. As a result of the planned elimination of these positions, the company determined that it would have excess office space. Accordingly, the severance and facilities charge also included costs related to vacating the excess leased office space, and costs related to abandoning and preparing for sale an owned property in Hartford, Connecticut.
The 1993 severance and facilities charge included the following (pretax, millions):

                                                   Facility and    Vacated
                                        Severance  Asset Write-    Leased
                                        Related    Off Related     Property     Other          Total
                                        _________  ____________    ________     _______        _______
Health and Life Insurance and Services. $  49.7    $  23.8         $  11.8      $   3.2        $  88.5
Financial Services.....................    22.9       12.5             2.4         14.4 (1)       52.2
Commercial Property-Casualty
  Insurance and Services...............    70.6       20.5            12.7          3.8          107.6
Personal Property-Casualty.............    31.7        5.9             8.0          1.8           47.4
International..........................     5.5        3.3             2.0          1.5           12.3
                                        _______    _______         _______      _______        _______
Total Company (3)...................... $ 180.4    $  66.0 (2)     $  36.9      $  24.7        $ 308.0
                                        _______    _______         _______      _______        _______
                                        _______    _______         _______      _______        _______

(1) Includes a charge of $13.0 million related to the cessation of a business providing administrative services to defined contribution pension plans.  The charge includes broker buyout, direct losses on run-off of the existing contracts and other related costs.
(2) Facility and asset write-off related charges include the write-down to realizable value of a company property that will be abandoned.  Realizable value was determined to be the estimated selling price of the property (based on an internally prepared appraisal).  The charge does not include operating costs expected to be incurred prior to the date of abandonment of the property.
    Facility and asset write-off related charges also include costs to retire personal computers and printers used by employees whose positions were, or are expected to be, eliminated and other related costs.
(3) Facility and asset write-off related charges are non-cash costs.  All other items shown above required, or will require, cash outlays.

Severance benefit arrangements that would be available to employees whose positions were eliminated were communicated to all employees prior to the announcement of the restructuring actions through an employee handbook and company newsletters. The composition of the positions expected to be eliminated (e.g., business unit, location and levels of affected employees) was generally known at the time the restructuring actions were approved by senior management. Vacating the resulting excess leased office space is expected to be substantially completed by year-end 1994. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next six years. The owned property that is being vacated and prepared for sale is expected to be fully vacated by the end of the first quarter of 1995 and has been written down ($37 million, pretax) to its estimated net realizable value.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Severance and Facilities Charges (Continued)

During the three and six months ended June 30, 1994, the company charged costs of $31 million and $51 million, respectively, related to the cost reduction actions to the severance and facilities reserve established in 1993. Of the approximately 4,000 positions expected to be eliminated, approximately 700 had been eliminated by June 30, 1994 and the related severance benefits charged against the reserve. The remaining actions are expected to be substantially completed in 1994 and are expected to produce annual after-tax savings of approximately $200 million by 1995, including savings resulting from a modification of the company's postretirement health care plan. The total estimated savings of approximately $200 million are expected to benefit individual segments by 1995 as follows:



Health and Life Insurance and Services................ $  80
Financial Services....................................     5
Commercial Property-Casualty Insurance and Services...    90
Personal Property-Casualty............................    25
International.........................................     -
                                                       _____
Total estimated savings............................... $ 200
                                                       _____
                                                       _____


(7)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $198 million and $249 million for the three months ended June 30, 1994 and 1993, respectively, and $388 million and $479 million for the six months ended June 30, 1994 and 1993, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains and losses include a loss of $58 million and a gain of $2 million for the three months ended June 30, 1994 and 1993, respectively, and losses of $110 million and $28 million for the six months ended June 30, 1994 and 1993, respectively, allocable to experience rated contractholders. Realized capital gains and losses allocable to experience rated contractholders are deducted from net realized capital gains and losses reflected in the income statement and an offsetting amount is reflected on the balance sheet in policyholders' funds left with the company.

During 1994, the company sold a held for investment debt security with a carrying value of $7 million due to significant deterioration in the issuer's creditworthiness. The sale resulted in an after-tax loss of $1 million.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(8)  Federal and Foreign Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. At June 30, 1994, $350 million of net unrealized capital losses on available for sale debt and equity securities were reflected in shareholders' equity without deferred tax benefits. For federal tax reporting purposes, capital losses are deductible only against capital gains in the period of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, deferred tax benefits related to the $350 million of net unrealized losses were not reflected in shareholders' equity. This had no impact on net income for the three and six months ended June 30, 1994.

In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted which resulted in an increase in the federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. Three and six month 1993 results were not restated for the effects of this change.

(9)  Reinsurance

Ceded earned premiums were $.3 billion for both the three months ended June 30, 1994 and 1993, and $.6 billion for both the six months ended June 30, 1994 and 1993. Ceded current and future benefits were $.3 billion and $.2 billion for the three months ended June 30, 1994 and 1993, respectively, and $.7 billion and $.8 billion for the six months ended June 30, 1994 and 1993, respectively.

(10) Debt

The company's $800 million committed long-term credit facility established with a group of worldwide banks was due to expire on July 31, 1994. Effective July 27, 1994, the company terminated this credit facility and entered into new credit facilities aggregating $1 billion with a group of worldwide banks. One $500 million facility terminates in July 1995 and the other $500 million facility terminates in July 1999. Various interest rate options are available under each facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from .08% to .375% per annum under the short-term credit agreement and from .1% to .5% per annum under the medium-term credit agreement, depending upon the company's long-term senior unsecured debt rating. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. These facilities also support the company's commercial paper borrowing program.

On June 15, 1993, the company redeemed $200 million principal amount of its 8 1/8% Debentures whose scheduled maturity was 2007. The company recognized an extraordinary loss on the debenture redemption of $4.7 million (after taxes of $2.4 million).

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11) Sale of Subsidiaries

On June 30, 1993, the company completed the sale of its U.K. life and investment management operations. The company realized an after-tax loss of $12.0 million on the sale as well as $37.4 million of tax benefits from cumulative operating losses of the subsidiary not previously tax benefited.

As part of the 1992 sale of American Re-Insurance Company, formerly a wholly-owned subsidiary, the company received 70,000 shares of American Re Corporation's (the new holding company) Junior Cumulative Redeemable Exchangeable Preferred Stock which were redeemed in the first quarter of 1993 resulting in an after-tax gain of $27 million.

(12)  Supplemental Cash Flow Information

Significant non-cash investing and financing activities include acquisition of real estate through foreclosures of mortgage loans amounting to $149 million and $201 million for the six months ended June 30, 1994 and 1993, respectively.

(13)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding. There is not a significant difference between primary and fully diluted earnings per share.

(14)  Commitments and Contingent Liabilities

Asbestos and Environmental-Related Claims

Reserving for asbestos and environmental-related claims is subject to significant uncertainties. Because of these significant uncertainties and the likelihood that they will not be resolved in the near future, management is unable to make a reasonable estimate as to the ultimate amount of losses for all asbestos and environmental-related claims and related litigation expenses and as such is unable to determine whether or not the adverse effect of such losses will be material to the company's future results, liquidity and/or capital resources. Reserves for asbestos and environmental-related liabilities are evaluated by management regularly, and, subject to the significant uncertainties mentioned above, adjustments are made to such reserves as developing loss patterns and other information appear to warrant. Reserves for asbestos and environmental-related claims, as reflected on the Consolidated Balance Sheets, were as follows (pretax and before reinsurance; in millions):

                                       June 30,           December 31,
                                       1994               1993
______________________________________________________________________
Environmental Liability                $   387            $   234
Asbestos Bodily Injury                     290                248
Asbestos Property Damage                    33                 29
                                       _______________________________
  Total Asbestos and
    Environmental-Related Reserves     $   710            $   511
______________________________________________________________________
                                       _______________________________

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(14)  Commitments and Contingent Liabilities (Continued)

Commercial General Liability

The company has noted evidence of adverse loss developments in its commercial general liability line of business. The company believes that such developments largely are attributable to the unusual frequency and size of claims in this line of business.
The company also believes that the unusual frequency and size of construction defect claims brought against contractor policyholders (observed by the company in 1994) and the increasing size of other types of claims brought against contractor policyholders (observed by the company to be continuing in 1994) are contributing to these loss developments. The company believes that it is reasonably possible that these adverse loss developments will continue. If they do, they would adversely affect the company's future results of operations, although the company is unable at this time to estimate the extent to which results would be affected. Management has and continues to review the factors contributing to these developments (by, for example, segregating and examining data on a policyholder by policyholder basis) and to adjust its reserves as more current data becomes available.

(15)  Litigation

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

(15)  Litigation (Continued)

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

While the ultimate outcome of the litigation described herein cannot be determined at this time, such litigation (other than that related to asbestos and environmental-related claims, which is subject to significant uncertainties), net of reserves established therefor and giving effect to reinsurance, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods. Future results are expected to be adversely affected by losses for asbestos and environmental-related claims and litigation expense. Due to significant uncertainties, management is unable to determine whether or not such effects on operations in future periods will be material.

           Independent Auditors' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1994 and 1993. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




KPMG PEAT MARWICK LLP
Hartford, Connecticut
July 28, 1994

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations



Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per share data)          Three Months Ended June 30            Six Months Ended June 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________


Premiums.............................  $ 2,839.0    $ 2,688.8       5.6%    $ 5,581.3    $ 5,311.1       5.1%
Net investment income................    1,121.0      1,252.6     (10.5)      2,247.5      2,502.5     (10.2)
Fees and other income................      458.4        411.9      11.3         909.1        823.4      10.4
Net realized capital gains (losses)..      (13.4)        (3.4)        -         (19.3)        32.8         -
                                       _________    _________               _________    _________
    Total revenue....................    4,405.0      4,349.9       1.3       8,718.6      8,669.8        .6

Current and future benefits..........    3,114.5      3,088.7        .8       6,232.1      6,133.8       1.6
Operating expenses...................      924.4        917.4        .8       1,879.4      1,815.6       3.5
Amortization of deferred policy
 acquisition costs...................      177.9        192.7      (7.7)        362.5        378.0      (4.1)
                                       _________    _________               _________    _________
    Total benefits and expenses......    4,216.8      4,198.8        .4       8,474.0      8,327.4       1.8
                                       _________    _________               _________    _________

Income from continuing operations
 before income taxes, extraordinary
 item and cumulative effect
 adjustments.........................      188.2        151.1      24.6         244.6        342.4     (28.6)
Income taxes.........................       55.8           .3         -          66.5         52.3      27.2
                                       _________    _________               _________    _________
Income from continuing operations
 before extraordinary item and
 cumulative effect adjustments.......      132.4        150.8     (12.2)        178.1        290.1     (38.6)
Discontinued operations, net of tax..          -            -         -             -         27.0    (100.0)
                                       _________    _________               _________    _________
Income before extraordinary item and
 cumulative effect adjustments.......      132.4        150.8     (12.2)        178.1        317.1     (43.8)
Extraordinary loss on debenture
 redemption, net of tax..............          -         (4.7)    100.0             -         (4.7)    100.0
Cumulative effect adjustments,
 net of tax..........................          -            -         -             -        227.8    (100.0)
                                       _________    _________               _________    _________

    Net income.......................  $   132.4    $   146.1      (9.4)    $   178.1        540.2     (67.0)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Net realized capital gains (losses),
 net of tax (included above).........  $    (8.0)   $    (2.5)        -     $   (15.5)   $    19.8         -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Results per common share:
Income from continuing operations
 before extraordinary item and
 cumulative effect adjustments.......  $    1.17    $    1.36     (14.0)    $    1.58    $    2.62     (39.7)
Discontinued operations, net of tax..          -            -         -             -          .25    (100.0)
                                       _________    _________               _________    _________
Income before extraordinary item and
 cumulative effect adjustments.......       1.17         1.36     (14.0)         1.58         2.87     (44.9)
Extraordinary loss on debenture
 redemption, net of tax..............          -         (.04)    100.0             -         (.04)    100.0
Cumulative effect adjustments,
 net of tax..........................          -            -         -             -         2.06    (100.0)
                                       _________    _________               _________    _________

    Net income.......................  $    1.17    $    1.32     (11.4)    $    1.58    $    4.89     (67.7)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________


Overview
________

Net income was $132 million and $178 million for the three and six months ended June 30, 1994, respectively, compared with $146 million and $540 million for the same periods a year ago. Year-to-date net income in 1993 reflected a net cumulative effect benefit of $228 million relating to changes in accounting for (i) discounting workers' compensation life table indemnity reserves ($250 million after-tax benefit), (ii) postemployment benefits ($48 million after-tax charge) and (iii) retrospectively rated reinsurance contracts ($26 million after-tax benefit). Year-to-date net income in 1993 also included a gain from discontinued operations of $27 million realized on the redemption of preferred stock received in connection with the 1992 sale of American Re-Insurance Company. Net income for the three and six months ended June 30, 1993 included a $5 million extraordinary loss on redemption of debentures.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Income from continuing operations before extraordinary item and cumulative effect adjustments for the three and six months ended June 30, 1994 decreased by $18 million and $112 million, respectively, compared with the same periods a year ago. Results for the three and six months ended June 30, 1994 included after-tax catastrophe losses of $29 million and $153 million, respectively, related primarily to the Los Angeles earthquake and the severe winter weather occurring in January and February. Catastrophe losses for the three and six months ended June 30, 1993 were $16 million and $48 million (after-tax), respectively.

Second quarter and year-to-date results in 1994 also reflected increased charges for additions to loss and loss expense reserves for prior accident years in the Commercial Property-Casualty segment. Such reserve additions primarily reflected additions to reserves for environmental-related claims and were $82 million and $117 million (after tax and net of reinsurance) for the three and six months ended June 30, 1994, respectively, compared with $17 million and $36 million, respectively, in the same periods of 1993. (Please see "Commercial Property-Casualty" on page 31.)

Results for the three and six months ended June 30, 1994 included after-tax reductions of prior year loss reserves in the personal auto business of $54 million and $59 million, respectively, compared with $2 million and $8 million, respectively, for the same periods a year ago. (Please see "Personal Property-Casualty" on page 33.)

Net realized capital losses were $8 million and $16 million
(after-tax) for the three and six months ended June 30, 1994, respectively, compared with net realized capital losses of $3 million and net realized capital gains of $20 million for the same periods a year ago.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses included in the results of continuing operations, allocable to experience rated pension contractholders, and supporting discontinued products for the three and six months ended June 30 were as follows (in millions):

                                           Three Months Ended June 30    Six Months Ended June 30
                                           __________________________    ________________________
                                                 1994         1993           1994         1993
                                                 ____         ____           ____         ____
Net realized capital gains from sales........    $  12.2      $  94.3        $  27.4      $ 188.0

Realized capital losses from additions to
  reserves for mortgage loans and real estate      (19.8)       (94.8)         (42.0)      (165.1)

Realized capital losses from additions to
  reserves for debt and equity securities....        (.4)        (2.0)           (.9)        (3.1)
                                                 _______      _______        _______      _______

Net realized capital gains (losses) from
  continuing operations......................    $  (8.0)     $  (2.5)       $ (15.5)     $  19.8
                                                 _______      _______        _______      _______
                                                 _______      _______        _______      _______

Net realized capital gains (losses) allocable
  to experience rated pension contractholders
  (excluded above)...........................    $ (37.7)     $  (1.5)       $ (71.6)     $  18.3
                                                 _______      _______        _______      _______
                                                 _______      _______        _______      _______

Net realized capital losses on assets
  supporting discontinued products
  (excluded above)...........................    $ (27.6)*         **        $ (54.3)*         **
                                                 _______      _______        _______      _______
                                                 _______      _______        _______      _______

*  Net realized capital losses of $27.6 million and $54.3 million for the three and six months ended June 30, 1994, respectively, on assets supporting discontinued products were charged to the reserve for future losses on discontinued products.  (Please see "Financial
   Services - Discontinued Products" on page 28.)
** Net realized capital gains of $9.3 million and $28.7 million for the three and six months ended June 30, 1993, respectively, on assets supporting discontinued products are included in the $2.5 million of capital losses and $19.8 million of capital gains, respectively, shown above.


Net realized capital gains from sales for the six months ended June 30, 1994, as presented above, include a $14 million gain resulting from the sale of a portion of an unconsolidated subsidiary. Net realized capital gains from sales for the three and six months ended June 30, 1993 were primarily attributable to bond sales and also included a $12 million loss on the sale of the U.K. life and investment management operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


Health and Life Insurance and Services
______________________________________
Operating Summary
(Millions)                                 Three Months Ended June 30            Six Months Ended June 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $ 1,453.5    $ 1,232.1     18.0%     $ 2,803.6    $ 2,418.2      15.9%
Net investment income...............       141.4        143.8     (1.7)         285.1        294.7      (3.3)
Fees and other income...............       337.2        299.7     12.5          672.5        588.0      14.4
Net realized capital losses.........         (.5)        (8.8)    94.3          (21.1)        (8.0)   (163.8)
                                       _________    _________               _________    _________
   Total revenue....................     1,931.6      1,666.8     15.9        3,740.1      3,292.9      13.6

Current and future benefits.........     1,273.9      1,100.2     15.8        2,447.4      2,190.0      11.8
Operating expenses..................       502.1        443.6     13.2        1,000.0        859.4      16.4
Amortization of deferred policy
 acquisition costs..................         1.4          5.2    (73.1)           9.2          8.0      15.0
                                       _________    _________               _________    _________
   Total benefits and expenses......     1,777.4      1,549.0     14.7        3,456.6      3,057.4      13.1
                                       _________    _________               _________    _________

Income before income taxes..........       154.2        117.8     30.9          283.5        235.5      20.4
Income taxes........................        57.0         40.3     41.4          105.5         82.1      28.5
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments.................   $    97.2    $    77.5     25.4      $   178.0    $   153.4      16.0
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital losses,
 net of tax (included above)........   $     (.1)   $    (6.1)    98.4      $   (14.1)   $    (8.3)    (69.9)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________


Health and Life Insurance and Services income before cumulative effect adjustments for the three and six months ended June 30, 1994 increased by $20 million and $25 million, respectively, compared with the same periods a year ago. Excluding net realized capital losses, results for the three and six months increased $14 million and $30 million, respectively, from the prior year.

Second quarter and year-to-date 1994 results reflected increased premium and fee revenue due to growth in managed care members and favorable medical claim experience, partially offset by an increase in managed care-related operating expenses to meet both current and future needs. Six month results in 1994 also included an aggregate of $8 million of non-recurring revenue from the settlement of a lawsuit and the termination of an HMO management contract. Second quarter and year-to-date results in 1993 reflected favorable medical experience on several contracts.

The number of members covered under health care arrangements was
15.7 million and 15.0 million at June 30, 1994 and December 31,
1993, respectively.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Financial Services
__________________
Operating Summary
(Millions)                                 Three Months Ended June 30            Six Months Ended June 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums...........................    $    58.2    $    58.5      (.5)%    $   127.9    $   107.9     18.5%
Net investment income..............        687.6        771.9    (10.9)       1,376.7      1,550.1    (11.2)
Fees and other income..............         64.6         52.4     23.3          128.5        104.7     22.7
Net realized capital gains (losses)          1.2          7.6    (84.2)          (2.1)        29.0        -
                                       _________    _________               _________    _________
   Total revenue...................        811.6        890.4     (8.8)       1,631.0      1,791.7     (9.0)

Current and future benefits........        699.6        777.3    (10.0)       1,409.6      1,535.5     (8.2)
Operating expenses.................         80.7         94.1    (14.2)         163.2        191.4    (14.7)
Amortization of deferred policy
  acquisition costs................          5.0          3.3     51.5           11.3          6.9     63.8
                                       _________    _________               _________    _________
   Total benefits and expenses.....        785.3        874.7    (10.2)       1,584.1      1,733.8     (8.6)
                                       _________    _________               _________    _________

Income before income taxes.........         26.3         15.7     67.5           46.9         57.9    (19.0)
Income tax (benefits) expenses.....          6.0         (1.6)       -            9.8          9.6      2.1
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments................    $    20.3    $    17.3     17.3      $    37.1    $    48.3    (23.2)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Deposits not included in premiums
  above (a)........................    $ 1,251.5    $ 1,400.1    (10.6)     $ 2,682.6    $ 2,651.7      1.2
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Net realized capital gains (losses),
  net of tax (included above)......    $      .9    $     6.6    (86.4)     $    (2.6)   $    19.3        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
  net of tax, allocable to experience
  rated pension contractholders
  (excluded above).................    $   (31.1)   $      .4        -      $   (65.1)   $    17.2        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains
  (losses), net of tax, on assets
  supporting discontinued products
  (excluded above).................    $   (27.6)(b)      (c)        -      $   (54.3)(b)      (c)        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

(a) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.
(b) Net realized capital losses of $27.6 million and $54.3 million for the three and six months ended
    June 30, 1994, respectively, on assets supporting discontinued products were charged to the reserve for future losses on discontinued products.
(c) Net realized capital gains of $9.3 million and $28.7 million for the three and six months ended
    June 30, 1993, respectively, on assets supporting discontinued products are included in the
    $6.6 million and $19.3 million of capital gains shown above.

Total Segment Results

Financial Services income before cumulative effect adjustments for the three and six months ended June 30, 1994 increased by $3 million and decreased by $11 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and six months increased $9 million and $11 million, respectively, from the prior year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Second quarter and year-to-date 1993 results included losses (excluding net realized capital gains and losses) on discontinued products of $9 million and $2 million, respectively. Second quarter and year-to-date results of discontinued products in 1993 included $5 million and $19 million, respectively, of gains on futures contracts which are not expected to recur. Results of discontinued products for the three and six months ended June 30, 1994 were charged against the reserve for future losses and did not impact the net income of the segment. (Please see page 28 for a discussion of the results of discontinued products.)

Excluding the effects of net realized capital gains and losses, total segment results for the quarter reflected relatively flat earnings in the continuing large case pension businesses and in the annuity and small case pension businesses. Results in these businesses improved for the six months ended June 30, 1994 as compared with the same period a year ago. Second quarter and year-to-date results in 1994 reflected decreases in net investment income, partially offset by reductions in interest rates credited to contractholders and by lower operating expenses. The decline in net investment income was driven principally by lower yields on the bond portfolio, and is expected to continue.

Pension and annuity assets under management were $66 billion at June 30, 1994 and 1993. Assets under management attributable to non-guaranteed lines of business increased, while assets attributable to fully guaranteed and experience rated lines of business decreased, from June 30, 1993 to June 30, 1994.

Experience Rated Product Lines

Pursuant to the terms of the company's experience rated pension contracts, realized capital gains and losses related to assets supporting such contracts are passed through to contractholders, subject, among other things, to certain minimum guarantees, and the effect of such realized capital gains and losses does not impact the company's results. A number of factors, such as customer withdrawal activity, future losses on investments, including mortgage loans, experience rated contract modifications, if any, and significant changes in interest rates could reduce the company's capacity to pass through future investment losses to contractholders (or investment losses currently considered allocable to contractholders) either as a result of triggering minimum guarantee provisions or through exercise of management judgment, thereby adversely affecting the company's future results.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Large case experience rated pension contractholder and participant directed withdrawals were as follows (excluding transfers to other company products) for the three and six month periods ended June
30 (in millions):

                                     Three Months Ended June 30    Six Months Ended June 30
                                     __________________________    ________________________
                                         1994          1993          1994          1993
                                         ____          ____          ____          ____
Scheduled contract maturities
 and benefit payments: (1).........      $  261.6      $  256.7      $  501.9      $  538.5
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________
Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments (2)..........      $  152.3      $   92.5      $  312.0      $  490.2 (3)
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

Participant directed withdrawals...      $   46.9      $   69.3      $  108.6      $  122.6
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Contractholder withdrawals were higher in the second quarter of 1994 than in the second quarter of 1993.  Management currently expects full year contractholder withdrawals to be lower in 1994 than they were in 1993.
(3) Contractholder withdrawals in 1993 included withdrawals made in connection with the fourth quarter 1992 conversion offer.

The level of contractholder withdrawals is affected by such factors as returns available from other comparable investments, declines in contractholder confidence resulting from, among other things, ratings downgrades or perceived financial difficulties in the industry, and contractholder diversification among investment managers.

Discontinued Products

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products which include guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs"). As a result of the decision to discontinue the sale of GICs and SPAs to large case pension customers, the company established a reserve of $1,270 million at December 31, 1993 for anticipated future losses on these products. Losses on discontinued products for the three and six months ended June 30, 1994, as shown below, were charged to the reserve and did not affect the company's results of operations. Results of discontinued products for the three and six months ended June 30 were as follows (in millions):

                                                     Three Months Ended June 30
                                             __________________________________________
                                                        1994                      1993
                                             __________________________________   _____
                                             GICs        SPAs        Total        Total
                                             ____        ____        _____        _____
Negative interest margin (a).............    $  (21.9)   $    (.1)   $  (22.0)    $  (22.9)
Net realized capital gains (losses)......       (20.5)       (7.1)      (27.6)         9.3
Interest earned on receivable from
  continuing operations..................         3.1         4.5         7.6            -
Non-recurring gains on futures contracts.           -           -           -          4.9
Other, net...............................         2.8         4.0         6.8          8.6
                                             ________    ________    ________     ________
Results of discontinued products,
  after-tax..............................    $  (36.5)   $    1.3    $  (35.2)    $    (.1)
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

Results of discontinued products, pretax.    $  (57.0)   $   (1.3)   $  (58.3)    $    (.2)
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

                                                      Six Months Ended June 30
                                             __________________________________________
                                                        1994                      1993
                                             _________________________________    _____
                                             GICs        SPAs        Total        Total
                                             ____        ____        _____        _____
Negative interest margin (a).............    $  (42.4)   $   (2.2)   $  (44.6)    $  (40.6)
Net realized capital gains (losses)......       (37.1)      (17.2)      (54.3)        28.7
Interest earned on receivable from
  continuing operations..................         6.2         9.0        15.2            -
Non-recurring gains on futures contracts.           -           -           -         18.8
Other, net...............................         3.4         5.1         8.5         19.7
                                             ________    ________    ________     ________
Results of discontinued products,
  after-tax..............................    $  (69.9)       (5.3)   $  (75.2)    $   26.6
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________
Results of discontinued products, pretax.    $ (108.4)   $  (11.5)   $ (119.9)    $   40.9
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts exceeds interest earned on invested assets supporting such contracts.

The activity in the reserve for anticipated future losses on discontinued products for the three and six months ended June 30, 1994 was as follows (pretax, in millions):

                                   Six Months Ended June 30, 1994
                                   ________________________________
                                   GICs        SPAs        Total
                                   ____        ____        _____
Reserve at December 31, 1993.....  $  600.0    $  670.0    $1,270.0
Loss on discontinued products....    (108.4)      (11.5)     (119.9)
                                   ________    ________    ________
Reserve at June 30, 1994.........  $  491.6    $  658.5    $1,150.1
                                   ________    ________    ________
                                   ________    ________    ________

The reserve for anticipated future losses on discontinued products represents the present value of anticipated net cash flow shortfalls as the liabilities on these products are run off. Such net cash flow shortfalls include losses from anticipated negative interest margins, future capital losses, and operating expenses and other costs expected to be incurred as the liabilities are run off. At June 30, 1994 and December 31, 1993, estimated future after-tax capital losses of $153 million and $190 million ($235 million and $292 million, pretax), respectively, attributable to mortgage loans and real estate supporting GICs and $53 million and $70 million ($82 million and $108 million, pretax), respectively, attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Calculation of the losses on discontinuance required projection of both the amount and the timing of cash flows over approximately the next 30 years, including projections of, among other things, future investment results, participant withdrawal and mortality rates, and cost of asset management and customer service. Projections of future investment results took into account both industry and company data and were based on recent performance of mortgage loan and real estate assets, assumptions regarding levels of future defaults and prepayments, and assumptions regarding future real estate market conditions, which assumptions management believes reasonable.

At June 30, 1994 and December 31, 1993, assets under management supporting GICs were $8.1 billion and $9.1 billion, respectively.
Assets under management supporting SPAs at June 30, 1994 and December 31, 1993 were $5.2 billion and $5.6 billion, respectively.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Scheduled contract maturities and benefit payments and participant directed withdrawals on GICs and SPAs for the three months ended
June 30 were as follows (in millions):

                                                   Three Months Ended June 30
                                         _______________________________________________
                                                       1994                        1993
                                         ____________________________________      _____
                                         GICs          SPAs          Total         Total
                                         ____          ____          _____         _____
Scheduled contract maturities
 and benefit payments (1)..........      $  520.7      $  132.4      $  653.1      $  570.0
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________
Participant directed withdrawals...      $   52.1      $      -      $   52.1      $   68.6
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


Scheduled contract maturities and benefit payments and participant directed withdrawals on GICs and SPAs for the six months ended
June 30 were as follows (in millions):

                                                     Six Months Ended June 30
                                         _______________________________________________
                                                       1994                        1993
                                         ____________________________________      _____
                                         GICs          SPAs          Total         Total
                                         ____          ____          _____         _____
Scheduled contract maturities
 and benefit payments: (1).........      $1,083.7      $  264.0      $1,347.7      $1,182.7
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

Participant directed withdrawals...      $  126.1      $      -      $  126.1      $  137.9
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on invested assets.

(Please see "General Account Investments" on page 35 for a discussion of investments supporting discontinued products.)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Commercial Property-Casualty Insurance and Services
___________________________________________________
Operating Summary
(Millions)                                 Three Months Ended June 30            Six Months Ended June 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $   755.3    $   779.9     (3.2)     $ 1,528.8    $ 1,583.8     (3.5)%
Net investment income...............       173.5        195.2    (11.1)         347.8        389.7    (10.8)
Fees and other income...............        29.6         34.3    (13.7)          59.0         76.5    (22.9)
Net realized capital gains (losses).       (12.4)        17.0        -            3.3         35.8    (90.8)
                                       _________    _________               _________    _________
   Total revenue....................       946.0      1,026.4     (7.8)       1,938.9      2,085.8     (7.0)

Current and future benefits.........       724.7        653.1     11.0        1,471.4      1,341.7      9.7
Operating expenses..................       209.0        247.5    (15.6)         442.4        478.3     (7.5)
Amortization of deferred policy
 acquisition costs..................        84.1         84.1        -          172.1        178.0     (3.3)
                                       _________    _________               _________    _________
   Total benefits and expenses......     1,017.8        984.7      3.4        2,085.9      1,998.0      4.4
                                       _________    _________               _________    _________

Income (loss) before income taxes...       (71.8)        41.7        -         (147.0)        87.8        -
Income tax (benefits) expenses......       (31.3)         6.9        -          (67.1)        12.7        -
                                       _________    _________               _________    _________

Income (loss) before cumulative
 effect adjustments..................  $   (40.5)   $    34.8        -      $   (79.9)   $    75.1        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
 net of tax (included above).........  $    (8.1)   $     9.4        -      $     2.1    $    23.5    (91.1)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Statutory combined loss and
 expense ratio......................       130.5%       118.5%       -          131.6%       117.5%       -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
GAAP combined loss and expense ratio       129.9%       117.5%       -          131.4%       116.8%       -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Catastrophe loss ratio
 (included in combined ratios above)         1.0%         1.6%       -            9.1%         2.0%       -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Commercial Property-Casualty Insurance and Services income before cumulative effect adjustments for the three and six months ended June 30, 1994 decreased $75 million and $155 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and six months decreased $58 million and $134 million, respectively, from the prior year. Catastrophe losses for the three and six months ended June 30, 1994 were $5 million and $89 million, respectively, compared with $8 million and $21 million for the same periods a year ago. Catastrophe losses in 1994 included $88 million ($275 million pretax and before reinsurance) from the Los Angeles earthquake and the severe winter weather occurring in January and February of 1994.

Second quarter and year-to-date results in 1994 reflected increased charges for additions to loss and loss expense reserves for prior accident years. Additions (after-tax and net of reinsurance) to prior year loss reserves during the three and six months ended June 30, 1994 were $65 million and $81 million higher, respectively, than in the same periods of 1993 and were primarily for environmental-related claims reserves. During the second quarter of 1994, $77 million ($141 million pretax and before reinsurance) was added to environmental claims reserves. Of the amount added to environmental-related claims reserves in the second quarter of 1994, $64 million ($121 million pretax and before reinsurance) related to estimated indemnity-related liabilities and $13 million ($20 million pretax and before reinsurance) related to litigation expenses. The increase for indemnity-related liabilities related to certain of the environmental claim sites involving some of the policyholders which appear to present the largest risk of liability to the company and to settlements effected with certain policyholders during the period.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Commercial Property-Casualty Insurance and Services (Continued)
_______________________________________________________________

The company continues to gather and analyze developing legal and factual information on known environmental-related claims and to reassess its reserving techniques in order to determine whether it can reasonably estimate the likelihood and amount of its liability for such claims. For instance, as claims in litigation mature and approach the trial stage, the company obtains information that may allow it to estimate exposure on certain of the claims involved in the litigation and policyholders may seek to settle their claims with the company. As a result of these reserving and information gathering processes, which are on-going, the company increased its environmental-liability reserves in the first and second quarters of 1994. The estimation of reserves for reported environmental claims is difficult and likely to change as additional information emerges.

Because of significant legal and factual uncertainties and the likelihood that these uncertainties will not be resolved in the near future, management is unable to make a reasonable estimate as to the ultimate amount or reasonable range of losses for environmental-related claims. Future results of the company are expected to be affected adversely by losses for environmental-related claims and related litigation expenses. Management is unable to determine whether or not such effect will be material to the company's future results, liquidity and/or capital resources.

Three and six month results in 1994 also reflected reduced operating expenses, lower net investment income (driven by lower interest rates) and lower workers' compensation servicing carrier fees than in the same periods a year ago.

Premium revenue for the three and six months ended June 30, 1994 was approximately 3 percent lower than in the same periods a year ago, due to stricter general liability underwriting, reduced workers' compensation exposure (in certain states where that business does not offer the potential to achieve acceptable financial returns) and the current competitive marketplace.

The company has noted evidence of adverse loss developments in its commercial general liability line of business. The company believes that such developments largely are attributable to the unusual frequency and size of claims in this line of business.
The company also believes that the unusual frequency and size of construction defect claims brought against contractor policyholders (observed by the company in 1994) and the increasing size of other types of claims brought against contractor policyholders (observed by the company to be continuing in 1994) are contributing to these loss developments. The company believes that it is reasonably possible that these adverse loss developments will continue. If they do, they would adversely affect the company's future results of operations, although the company is unable at this time to estimate the extent to which results would be affected. Management has and continues to review the factors contributing to these developments (by, for example, segregating and examining data on a policyholder by policyholder basis) and to adjust its reserves as more current data becomes available.

The company renewed its principal property catastrophe reinsurance program in May 1994. It provides approximately 90% coverage of losses between $150 million and $400 million. (The company's prior property catastrophe reinsurance program provided approximately 81% coverage of losses between $150 million and $325 million.) Under this program, catastrophe losses below the level specified are retained by the company.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Personal Property-Casualty
__________________________
Operating Summary
(Millions)                                 Three Months Ended June 30            Six Months Ended June 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $   338.2    $   384.0     (11.9)%   $   682.6    $   756.0      (9.7)%
Net investment income...............        39.2         48.1     (18.5)         81.3        100.2     (18.9)
Fees and other income...............         3.4          3.1       9.7           4.0          4.6     (13.0)
Net realized capital losses.........         (.9)        (2.7)     66.7          (5.3)        (5.2)     (1.9)
                                       _________    _________               _________    _________
   Total revenue....................       379.9        432.5     (12.2)        762.6        855.6     (10.9)

Current and future benefits.........       207.1        288.3     (28.2)        505.1        600.2     (15.8)
Operating expenses..................        40.2         43.8      (8.2)         92.2        100.6      (8.3)
Amortization of deferred policy
 acquisition costs..................        72.9         85.9     (15.1)        143.8        156.5      (8.1)
                                       _________    _________               _________    _________
   Total benefits and expenses......       320.2        418.0     (23.4)        741.1        857.3     (13.6)
                                       _________    _________               _________    _________

Income (loss) before income taxes...        59.7         14.5         -          21.5         (1.7)        -
Income tax (benefits) expenses......        19.6          2.7         -           5.2         (5.4)        -
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments.................   $    40.1    $    11.8         -     $    16.3    $     3.7         -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital losses,
 net of tax (included above)........   $     (.5)   $    (2.0)     75.0     $    (3.7)   $    (3.4)     (8.8)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Statutory combined loss and
 expense ratio......................        96.3%       110.4%        -         111.0%       116.3%        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
GAAP combined loss and expense ratio        94.3%       108.3%        -         110.1%       114.8%        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Catastrophe loss ratio
 (included in combined ratios above)        11.2%         3.3%        -          12.6%         5.4%        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________


Personal Property-Casualty results before cumulative effect adjustments for the three and six months ended June 30, 1994 increased $28 million and $13 million, respectively, from the same periods a year ago. Excluding net realized capital losses, results for the three and six months ended June 30, 1994 increased $27 million and $13 million, respectively, over the same periods a year ago. Catastrophe losses for the three and six months ended June 30, 1994 were $24 million and $64 million, respectively, compared with $8 million and $27 million for the same periods a year ago. Second quarter and year-to-date catastrophe losses in 1994 included $18 million and $61 million ($27 million and $108 million pretax and before reinsurance), respectively, from the Los Angeles earthquake and the severe winter weather occurring in January and February of 1994.

Three and six month results in 1994 included after-tax reductions of prior year loss reserves of $54 million and $59 million, respectively, compared with reductions of prior year loss reserves of $2 million and $8 million, respectively, for the same periods a year ago. These reductions in prior year loss reserves reflected favorable loss trends experienced in the personal auto business. Reserve releases also included $10 million related to the New Jersey Market Transition Facility. The company released these reserves because its potential liability to fund this residual automobile insurance market mechanism has been significantly limited as a result of the settlement of litigation between the insurance industry and the State of New Jersey.

The company renewed its principal property catastrophe reinsurance program in May 1994. It provides approximately 90% coverage of losses between $150 million and $400 million. (The company's prior property catastrophe reinsurance program provided approximately 81% coverage of losses between $150 million and $325 million.) Under this program, catastrophe losses below the level specified are retained by the company.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


International
_____________
Operating Summary
(Millions)                                 Three Months Ended June 30            Six Months Ended June 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________

Premiums............................   $   233.8    $   234.3      (.2)%    $   438.4    $   445.2      (1.5)%
Net investment income...............        79.3         93.6    (15.3)         156.6        167.8      (6.7)
Fees and other income...............        23.6         22.4      5.4           45.1         49.6      (9.1)
Net realized capital gains (losses).         (.8)       (16.5)    95.2            5.9        (18.8)        -
                                       _________    _________               _________    _________
   Total revenue....................       335.9        333.8       .6          646.0        643.8        .3

Current and future benefits.........       209.2        269.8    (22.5)         398.6        466.4     (14.5)
Operating expenses..................        92.4         88.4      4.5          181.6        185.9      (2.3)
Amortization of deferred policy
 acquisition costs..................        14.5         14.2      2.1           26.1         28.6      (8.7)
                                       _________    _________               _________    _________
   Total benefits and expenses......       316.1        372.4    (15.1)         606.3        680.9     (11.0)
                                       _________    _________               _________    _________

Income (loss) before income taxes...        19.8        (38.6)       -           39.7        (37.1)        -
Income tax expenses (benefits)......         4.5        (48.0)       -           13.1        (46.7)        -
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments.................   $    15.3    $     9.4     62.8      $    26.6    $     9.6     177.1
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $     (.2)   $   (10.4)    98.1      $     2.8    $   (11.3)        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

International income before cumulative effect adjustments for the three and six months ended June 30, 1994 increased $6 million and $17 million, respectively, compared with the same periods a year ago. Net realized capital losses for the three and six months ended June 30, 1993 included an after-tax capital loss of $12 million realized on the sale of the U.K. life and investment management operations. Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1994 decreased $4 million and increased $3 million, respectively, compared with the same periods a year ago.

Second quarter and year-to-date results in 1994 reflect increased earnings in the Pacific Rim, Canada and Chile and from the company's increased investment in a Mexican insurance operation. Three and six month results in 1993 reflected losses from the U.K. life and investment management operations and a $37 million tax benefit from prior year operating losses on those operations. Second quarter and year-to-date results in 1993 were adversely affected by additions to loss and loss expense reserves for prior accident years of $17 million and $20 million, respectively.
These reserve additions reflected emerging losses in casualty, property and marine excess of loss coverage written by the company's U.K. reinsurance operation. The losses arose principally from prior year catastrophes in the discontinued marine line of business and from various non-U.S. property business exposures. The reserve additions also resulted from the refinement of the methodology used to establish and evaluate loss reserves for this business and from the availability of better information.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments
___________________________

General account invested assets, net of related impairment reserves, at June 30, 1994 and December 31, 1993 were as follows
(in millions):

                                       June 30,       December 31,
                                         1994             1993
                                       ___________________________
Debt securities....................... $ 38,591.3      $ 41,544.5
Mortgage loans........................   13,591.7        14,839.2
Real estate...........................    1,191.0         1,315.8
Equity securities.....................    1,677.7         1,658.9
Short term and other..................    2,454.1         2,097.4
                                       ___________________________
   Total invested assets.............. $ 57,505.8      $ 61,455.8
                                       ___________________________
                                       ___________________________


The decline in invested assets from December 31, 1993 to June 30, 1994 related principally to debt securities and mortgage loans. The decrease in debt securities was due principally to changes in market values of such securities. Debt securities included unrealized capital gains of $1.9 billion at December 31, 1993, compared with unrealized capital losses of $1.0 billion at June 30, 1994. Interest rates rose from December 31, 1993 to June 30, 1994, causing a decrease in the value of debt securities and resulting in the change from unrealized gains to unrealized losses during the period. The decrease in mortgage loans principally reflected prepayments and payments at maturity on mortgage loans.

Aetna's investment objective is to fund policyholder and certain corporate liabilities in a manner which enhances shareholder value, subject to appropriate risk constraints. It is the company's intention that this investment objective will be met by a mix of investments which matches the characteristics (e.g., duration and cash flow) of the liabilities they support; diversifies the types of investment risks in its portfolios by interest rate, liquidity, credit and equity price risk; and achieves asset diversification by investment type, industry, issuer and geographic location. Interest rate risk is managed within a tight duration band and credit risk is managed by maintaining high average bond ratings and broad sector exposure. Within the $38.6 billion debt securities portfolio, the company maintains several classes of securities whose market value is partially determined by, among other things, levels or changes in: domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, or credit ratings/spreads. The book and market value of these securities as of June 30, 1994 was as follows (in millions):

                                                 Amortized      Fair
                                                 Cost           Value
                                                 _________      _______
Collateralized mortgage obligations (including
  interest-only and principal-only strips)...... $ 4,437        $ 4,396
Treasury and agency strips:
  Principal.....................................     728            493
  Interest......................................     537            628
Foreign yield curve notes
  (Sweden, France and Spain)....................     135            111
LIBOR notes.....................................      30             25
Yen notes.......................................      23             20
Warrants to purchase debt securities............      12             12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of June 30, 1994 and December 31, 1993, the company's investments in debt securities represented 67% and 68%, respectively, of total general account invested assets and were as follows (in millions):

                                       June 30,       December 31,
                                         1994             1993
                                       ___________________________
Supporting discontinued products       $ 7,364.8      $ 8,269.0
Supporting experience rated products    11,570.3       11,763.8
Supporting remaining products           19,656.2       21,511.7
                                       ___________________________
   Total                               $38,591.3      $41,544.5
                                       ___________________________
                                       ___________________________


Included in the company's total debt security balances at June 30, 1994 and December 31, 1993 were the following categories of debt securities (in millions):

                                          June 30, 1994                       December 31, 1993
                                __________________________________   ___________________________________
                                      Supporting Experience Rated           Supporting Experience Rated
                                      Pension and Annuity Contracts         Pension and Annuity Contracts
                                      _____________________________         _____________________________
                                Total       Amount       % of Total   Total       Amount       % of Total
                                _____       ______       __________   _____       ______       __________
"Below investment grade"
 debt securities                $ 1,949.7   $   449.2    22.8%        $ 1,970.1   $  449.6     22.8%
Problem debt securities             219.2        21.4     9.8             196.1       26.6     13.6
Potential problem debt
 securities                         122.9        47.6    38.7             191.0       65.1     34.1


Individual debt securities are written down for other than temporary declines in value. Impairment reserves on debt securities are established to provide for losses that management believes have occurred related to securities in the portfolio excluding that portion of the portfolio supporting experience rated pension and annuity contracts. Impairment reserves related to debt securities were as follows (in millions):

                                       June 30,      December 31,
                                         1994            1993
                                       __________________________
Allocable to discontinued products     $   34.6      $   37.9
Allocable to contractholders               10.5          15.0
Allocable to remaining products            43.1          49.9
                                       __________________________
   Total                               $   88.2      $  102.8
                                       __________________________
                                       __________________________

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

After-tax impairment expense related to debt securities was as follows (in millions):

                                       Three Months Ended          Six Months Ended
                                            June 30,                  June 30,
                                       ___________________       ___________________
                                        1994        1993         1994         1993
                                       _______     _______       ______      _______
Allocable to discontinued products     $   1.9*    $   1.6       $   3.6*    $   1.2
Allocable to contractholders**         $    .6     $     -       $   2.3     $    .1
Allocable to remaining products        $    .4     $    .4       $    .9     $   1.8

* Impairment expense allocable to discontinued products for the three and six months ended June 30, 1994 does not affect the company's results of operations.

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

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities for the three and six months ended June 30 was as follows (in millions):

                                       Three Months Ended          Six Months Ended
                                            June 30,                  June 30,
                                       ___________________       ___________________
                                        1994        1993         1994         1993
                                       _______     _______       ______      _______
Allocable to discontinued products     $   1.1     $   1.4       $   1.9     $   2.6
Allocable to contractholders           $    .8     $    .1       $   1.3     $   1.0
Allocable to remaining products        $    .8     $    .4       $   1.7     $   1.5


At June 30, 1994 and December 31, 1993, the carrying value (fair value) of collateralized mortgage obligations ("CMOs") was $4.4 billion and $6.3 billion, respectively. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the CMOs would be subject to repayment of principal earlier or later than originally anticipated. At June 30, 1994 and December 31, 1993, approximately 90% and 91%, respectively, of the company's CMO holdings consisted of sequential and planned amortization class bonds that are subject to less prepayment and extension risk than other CMO instruments.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Mortgage Loan Investments

As of June 30, 1994 and December 31, 1993, the company's mortgage loan investments, net of impairment reserves, supported the following types of business (in millions):

                                       June 30,      December 31,
                                         1994            1993
                                       __________________________
Supporting discontinued products       $ 4,923.9     $ 5,419.1
Supporting experience rated products     4,356.1       4,732.7
Supporting remaining products            4,311.7       4,687.4
                                       __________________________
   Total                               $13,591.7     $14,839.2
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

                                     Balances at June 30, 1994       Balances at December 31, 1993
                                   ______________________________   _______________________________
                                   Specific   General                Specific   General
                                   Reserves   Reserve    Total       Reserves   Reserve    Total
                                   ________   _______    _____       ________   _______    _____
Allocable to the company*...       $  598.0   $  375.0   $  973.0    $  639.8   $  400.0   $1,039.8
Allocable to contractholders          253.1         **      253.1       268.5         **      268.5
                                   ________   ________   ________    ________   ________   ________

  Total.....................       $  851.1   $  375.0   $1,226.1    $  908.3   $  400.0   $1,308.3
                                   ________   ________   ________    ________   ________   ________
                                   ________   ________   ________    ________   ________   ________

*  Includes total reserves of $591.5 million ($361.4 million of specific reserves and $230.1 million of general reserves) allocated to discontinued products at June 30, 1994 and total reserves of $647.2 million ($406.0 million of specific reserves and $241.2 million of general reserves)
   allocated to discontinued products at December 31, 1993.  (Please see "Financial Services" on
   page 29 for a discussion of anticipated future capital losses on assets supporting discontinued
   products.)

** The general reserve at June 30, 1994 and December 31, 1993 excluded reserves for losses of
   $207.1 million and $217.0 million, respectively, that management believes are likely to arise from that portion of the overall portfolio supporting experience rated pension contracts.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

For the periods shown below, after-tax mortgage loan impairment expense was as follows (in millions):

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         ___________________         ___________________
                                         1994         1993           1994         1993
                                         ____         ____           ____         ____
  Allocable to discontinued products     $  8.7*      $ 35.2         $ 30.3*      $ 59.5
  Allocable to contractholders**         $  2.6       $ 20.4         $ 39.3       $ 44.7
  Allocable to remaining products        $ 18.6       $ 45.3         $ 42.4       $ 75.4

*  Impairment expense allocable to discontinued products for the three and six months ended June 30, 1994 does not affect the company's results of operations.

** Impairment expense allocable to contractholders does not affect the company's results of operations.

Included in the company's total mortgage loan balances at June 30, 1994 and December 31, 1993 were the following categories of mortgage loans (in millions):

                                              Balances at June 30, 1994
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Problem loans...........     $1,378.9    $  388.1    28.1%          $  610.1    44.2%
Restructured loans (1)..      1,383.0       402.9    29.1              616.3    44.6
Potential problem and
 restructured loans.....      1,319.6       501.2    38.0              452.6    34.3
                             ________
   Total................     $4,081.5
                             ________
                             ________
Impairment reserves.....     $1,226.1
                             ________
                             ________
Impairment reserves as
 a percentage of total..         30.0%
                             ________
                             ________
                                             Balances at December 31, 1993
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Problem loans...........     $1,116.0    $  387.8    34.7%          $  410.8    36.8%
Restructured loans (1)..      1,858.8       481.1    25.9              957.4    51.5
Potential problem and
 restructured loans.....      1,575.6       602.0    38.2              523.8    33.2
                             ________
   Total................     $4,550.4
                             ________
                             ________
Impairment reserves.....     $1,308.3
                             ________
                             ________
Impairment reserves as
 a percentage of total..         28.8%
                             _________
                             _________

(1) During the six month period ended June 30, 1994, $110.6 million of loans which had been restructured, after write-offs of $44.1 million, were classified as performing.
    Of these loans, $17.8 million, after write-offs of $6.4 million, supported experience rated pension contracts and $62.4 million, after write-offs of $27.0 million, supported discontinued products.  Please see page 40 for further discussion of such transfers.


Problem mortgage loans are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure increased to $759 million at June 30, 1994 from $399 million at December 31, 1993, due primarily to the company's move to foreclose upon a $220 million loan secured by an office building. A specific reserve of approximately $80 million relating to this loan was provided for in prior years. This reserve will be written off and the asset will be reflected at its estimated fair value at the time of foreclosure (approximately $140 million). The foreclosure is not expected to affect results of operations in 1994.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Restructured loans are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.

Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post- restructuring payment performance in accordance with the restructured terms), may be returned to performing status. Candidates for such treatment must be underwritten and meet specific guidelines which are intended to provide reasonable assurance that the loan will perform in accordance with its contract terms. These guidelines require (i) adequate debt service coverage throughout the term of the loan, (ii) appropriate loan-to-value ratios based upon collateral value currently and at projected maturity of the loan, and (iii) reasonable protection against capital expenditure risk associated with lease rollovers. In addition, such restructured loans are designed to enhance the company's security position in the collateral, maximize borrower commitment to the property, and in many cases, ensure the company's participation in any appreciation of the property as market conditions improve.

Prior to restructuring, such loans are generally classified and accounted for as problem loans. However, in certain cases, loans may be classified as potential problem loans if they are performing pursuant to their existing loan terms at the time. Upon closing of the restructure, any uncollectible portion of the loan is written off against the impairment reserve and the remaining recorded investment in the loan is classified as restructured until it is returned to performing status.

In the second quarter of 1994, loans which had been restructured, with a carrying value of $111 million (net of write-offs of $44 million) and with an average current yield of 8% were classified as performing. The amount the write-off approximated the reserves related to these loans; therefore, there was an immaterial effect on the Consolidated Statement of Income in 1994. Of the aforementioned loans, $18 million (net of write-offs of $6 million) supported experience rated pension contracts and $62 million (net of write-offs of $27 million) supported discontinued products. No such transfers occurred in 1993 or in the first quarter of 1994. The company anticipates that additional loans will be reclassified to performing in future quarters if such loans demonstrate sustainable performance (as described above).

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

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such non-accruing problem and restructured loans outstanding at June 30 and the portion thereof actually recorded as income for the three and six months ended June 30 were as follows (in millions):

                                            Three Months Ended        Six Months Ended
                                                  June 30                 June 30
                                            __________________        ________________
                                              1994       1993         1994       1993
                                              ____       ____         ____       ____
Income which would have been recorded
 under original terms of loans..........      $ 65.7     $ 74.5       $139.6     $146.0
Income recorded.........................        28.0       37.8         62.1       66.9
                                              ______     ______       ______     ______
Lost investment income..................      $ 37.7     $ 36.7       $ 77.5     $ 79.1
                                              ______     ______       ______     ______
                                              ______     ______       ______     ______

Lost investment income allocated to
 investments supporting discontinued
 products (included above)..............      $ 20.7     $ 19.3       $ 37.4     $ 40.4
                                              ______     ______       ______     ______
                                              ______     ______       ______     ______

Lost investment income allocated to
 investments supporting experience rated
 pension contracts (included above).....      $  6.6     $  9.4       $ 19.4     $ 21.7
                                              ______     ______       ______     ______
                                              ______     ______       ______     ______


Real Estate Investments

At June 30, 1994 and December 31, 1993, Aetna's equity real estate balances, net of write-downs and reserves, were as follows:

                                              Balances at June 30, 1994
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Investment real estate....   $  389.1    $   30.6     7.9%          $   95.7    24.6%
Properties held for sale..      801.9       210.9    26.3              418.8    52.2
                             ________    ________                   ________
Total equity real estate..   $1,191.0    $  241.5    20.3           $  514.5    43.2
                             ________    ________                   ________
                             ________    ________                   ________
                                             Balances at December 31, 1993
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Investment real estate....   $  434.9    $   36.7     8.4%          $   98.5    22.6%
Properties held for sale..      880.9       243.7    27.7              436.0    49.5
                             ________    ________                   ________
Total equity real estate..   $1,315.8    $  280.4    21.3           $  534.5    40.6
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

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows (in millions):

                                       June 30,      December 31,
                                         1994            1993
                                       __________________________
  Allocable to discontinued products     $286.3          $298.3
  Allocable to contractholders            198.1           228.3
  Allocable to remaining products         188.8           242.9
                                       __________________________

    Total                                $673.2          $769.5
                                       __________________________
                                       __________________________


For the periods shown below, total after-tax net realized capital losses from real estate write-downs and increases (decreases) in the valuation reserves were as follows (in millions):

                                         Three Months Ended            Six Months Ended
                                              June 30                     June 30
                                         __________________          __________________
                                         1994        1993            1994        1993
                                         ____        ____            ____        ____
  Allocable to discontinued products     $  1.2*     $ 10.1          $ 13.8*     $ 24.3
  Allocable to contractholders**         $  4.5      $   .9          $  4.6      $  4.9
  Allocable to remaining products        $  1.2      $  4.2          $  (.4)     $  5.9

*  Write-downs and impairment expense allocable to discontinued products for the three and six months ended June 30, 1994 do not affect the company's results of operations.

** Write-downs and impairment expense allocable to contractholders do not affect the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Outlook

Management intends that general account investments in new mortgage loans for the foreseeable future will be restricted largely to extending and refinancing existing mortgages as they mature. The company has reduced the mortgage loan and equity real estate portfolios, after reserves and write-downs, by $7.4 billion since the end of 1991, bringing mortgage loans and real estate as a percentage of general account invested assets from 38% in 1991 to 26% at June 30, 1994. It is management's continuing objective, real estate and capital market conditions permitting, to reduce over the next several years the size of the mortgage loan and real estate portfolios relative to total invested general account assets. Although extensions and refinancings of existing mortgage loans may delay achieving this objective, management intends to pursue plans to maximize returns and reduce portfolio levels through loan restructurings and sales of foreclosed real estate.

Although the pace of recovery in the commercial real estate market is open to debate, management is beginning to see improvement in this market. While additional losses may emerge in the company's mortgage loan and real estate portfolios, and may increase to the extent any recovery in this market is delayed, management believes that the improvement in this market will favorably impact real estate values.

The reserve for discontinued products reflects all anticipated future losses on discontinued products, including capital losses related to the $5.4 billion of mortgage loans and real estate supporting such products. Therefore, additional losses on the portion of the portfolio supporting discontinued products are not expected to impact the company's results of operations, although there can be no assurances that such losses will not be greater than anticipated and thus materially impact such results.


Liquidity and Capital Resources
_______________________________

Cash and cash equivalents at June 30, 1994 and December 31, 1993 were $1.8 billion and $1.6 billion, respectively. For the six months ended June 30, 1994, net cash used for operating activities was $170 million. Net cash used for operating activities of $1.2 billion during the first six months of 1993 included $1.6 billion of cash used for net purchases of debt trading securities.

For the first six months of 1994, net cash provided by investing activities was $1.0 billion and included an increase of $122 million in short-term investments. Net cash provided by investing activities of $851 million for the six months ended June 30, 1993 included $468 million provided by a decrease in short-term investments.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first six months of 1994 was $256 million.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

As a result of adverse conditions in real estate markets and tight lending practices by banks and other financial institutions over the past several years, the company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere. Of the $979 million of mortgage loans scheduled to mature during the first six months of 1994, $690 million were not paid as scheduled, a substantial portion of which supported large case pension liabilities. Of the loans not paid as scheduled, $152 million were extended at interest rates at least equal to current market (average rate of 8% over an average extension period of 6 years), $132 million were under forbearance (continuing to make payments under original loan terms), $5 million were foreclosed upon and $401 million were under discussion with borrowers at June 30, 1994. Of the $401 million of loans under discussion with borrowers, $114 million were classified as problem or restructured loans at June 30, 1994. Absent significant improvement in commercial real estate markets or in the availability of refinancing by other financial institutions, there will continue to be a similar need to extend or refinance maturing loans.

Please refer to "Financial Services" on pages 28 through 30 for a discussion of the liquidity requirements specific to the large case pension business.

The company engages in limited hedging activity. Such hedging activity has principally consisted of using futures and forward contracts and interest rate swaps to hedge translation risk and interest rate risk. All of these instruments are subject to market and credit risk. Market risk is the risk that future changes in market prices may make a financial instrument less valuable. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that the current level of hedging activity will have a material effect on the company's liquidity or results of operations.

In July 1994, the company entered into two committed bank lines of $500 million each with a group of worldwide banks. One facility terminates in July 1995 and the other terminates in July 1999. These facilities replace the company's $800 million revolving credit facility which expired in July 1994. (Please see Note 10 of Notes to Financial Statements.)

On March 25, 1994, the company filed a shelf registration statement with the Securities and Exchange Commission ("the Commission") for the registration of $500 million of preferred securities to be issued by a finance subsidiary and guaranteed by the company. If and when the registration statement is declared effective by the Commission, these securities may be offered from time to time pursuant to the Commission's shelf registration rules. The proceeds from any sale of these securities would be loaned from the subsidiary to the company and, except as may otherwise be noted in any offering documents related to such securities, used for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

Pursuant to shelf registration statements declared effective by the Commission during 1993, the company may offer and sell up to an additional $550 million of securities.

On June 15, 1993, the company redeemed $200 million principal amount of its 8 1/8 % Debentures whose scheduled maturity was 2007. The company recognized an after-tax extraordinary loss of $5 million on the early redemption.

Rating Agencies

During 1994, the senior debt and commercial paper ratings of Aetna Life and Casualty Company were lowered by certain of the rating agencies. Aetna's ratings at February 8, 1994, as detailed in the 1993 Form 10-K, and at August 15, 1994, follow:

                                                    Rating Agencies
                             ____________________________________________________________
                                                             Moody's Investors   Standard
                             A.M. Best      Duff & Phelps        Service         & Poor's
                             ____________________________________________________________
Aetna Life and Casualty Company
  (senior debt)
    February 8, 1994               *        AA-                  A1              AA-
    August 15, 1994                *        A+                   A1              AA-

Aetna Life and Casualty Company
  (commercial paper)
    February 8, 1994               *        Duff 1+              P-1             A-1+
    August 15, 1994                *        Duff 1               P-1             A-1+

Aetna Life Insurance Company
  (claims paying)
    February 8, 1994               A        AA                   Aa3             A+
    August 15, 1994                A        AA                   Aa3             A+

The Aetna Casualty and Surety Company
  (claims paying)
    February 8, 1994               A        AA                   Aa2             AA-
    August 15, 1994                A        AA (on rating        Aa2             AA-
                                                watch-down)
Aetna Life Insurance and Annuity Company
  (claims paying)
    February 8, 1994               A++      AAA                  Aa2             AAA
    August 15, 1994                A++      AAA                  Aa2             AAA

* Not rated by the agency.


Dividends Declared

On June 24, 1994, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on July 29, 1994, payable August 15, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Other Matters
_____________

For additional discussion of income taxes, severance and facilities charges and property-casualty reserves, please see the company's 1993 Annual Report to Shareholders, 1993 Form 10-K and
March 31, 1994 Form 10-Q. The following is intended to supplement those discussions.

Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. At June 30, 1994, $350 million of net unrealized capital losses on available for sale debt and equity securities were reflected in shareholders' equity without deferred tax benefits. For federal tax reporting purposes, capital losses are deductible only against capital gains in the period of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, deferred tax benefits related to the $350 million of net unrealized losses were not reflected in shareholders' equity. This had no impact on net income for the three and six months ended June 30, 1994.

Severance and Facilities Charges

In recent years, management has placed a strong focus on reducing costs in order to improve the competitive position of the company's businesses. Among the steps taken to reduce costs was the elimination of approximately 4,800 positions in the latter half of 1992 and through 1993. The decision to undertake these actions resulted in an after-tax charge of $96 million ($145 million pretax) to second quarter 1992 earnings. The 1992 severance and facilities charge included the following (pretax, millions):

                                                    Vacated      Pension
                                        Severance   Leased       Curtailment
                                        Related     Property     Gain           Total
                                        _________   ________     ___________    _______
Health and Life Insurance and Services. $  65.3     $      -     $ (11.2)       $  54.1
Financial Services.....................     7.0            -        (1.4)           5.6
Commercial Property-Casualty
  Insurance and Services...............    39.9          7.1        (8.2)          38.8
Personal Property-Casualty.............    38.8         13.8        (6.6)          46.0
International..........................      .6            -         (.1)           0.5
                                        _______     ________     _______        _______

Total Company (1)...................... $ 151.6     $   20.9     $ (27.5)       $ 145.0
                                        _______     ________     _______        _______
                                        _______     ________     _______        _______

(1) The pension curtailment gain is a non-cash item.  All other items shown above required cash outlays.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

Standard severance benefit arrangements that would be available to employees whose positions were eliminated were communicated through company newsletters to all employees when the restructuring action was adopted and announced in June 1992. By the end of the second quarter of 1993, all affected individuals had been notified that their positions were being eliminated. The excess leased office space resulting from the elimination of these positions was substantially vacated by year-end 1993. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next three years. By year-end 1993, all expected actions under the 1992 restructuring had been completed and after-tax savings of approximately $100 million ($130 million annualized) had been achieved.

In late 1993, management decided upon a plan under which it would take additional restructuring actions as part of its strategic and financial assessment of the company's businesses. That assessment was formally concluded and announced to the marketplace on January 28, 1994. As a result of these planned actions, the company announced in January 1994, a $200 million after tax ($308 million pretax) severance and facilities charge to fourth quarter 1993 earnings. The planned actions include the elimination of approximately 4,000 positions. As a result of the elimination of these positions, the company determined that it would have excess office space. Accordingly, the severance and facilities charge also included costs related to vacating the excess leased office space, and costs related to abandoning and preparing for sale an owned property in Hartford, Connecticut. The 1993 severance and facilities charge included the following (pretax, millions):

                                                   Facility and    Vacated
                                        Severance  Asset Write-    Leased
                                        Related    Off Related     Property     Other          Total
                                        _________  ____________    ________     _______        _______
Health and Life Insurance and Services. $  49.7    $  23.8         $  11.8      $   3.2        $  88.5
Financial Services.....................    22.9       12.5             2.4         14.4 (1)       52.2
Commercial Property-Casualty
  Insurance and Services...............    70.6       20.5            12.7          3.8          107.6
Personal Property-Casualty.............    31.7        5.9             8.0          1.8           47.4
International..........................     5.5        3.3             2.0          1.5           12.3
                                        _______    _______         _______      _______        _______

Total Company (3)...................... $ 180.4    $  66.0 (2)     $  36.9      $  24.7        $ 308.0
                                        _______    _______         _______      _______        _______
                                        _______    _______         _______      _______        _______

(1) Includes a charge of $13.0 million related to the cessation of a business providing administrative services to defined contribution pension plans.  The charge includes broker buyout, direct losses on run-off of the existing contracts and other related costs.
(2) Facility and asset write-off related charges include the write-down to realizable value of a company property that will be abandoned.  Realizable value was determined to be the estimated selling price of the property (based on an internally prepared appraisal).  The charge does not include operating costs expected to be incurred prior to the date of abandonment of the property.
    Facility and asset write-off related charges also include costs to retire personal computers and printers used by employees whose positions were, or are expected to be, eliminated and other related costs.
(3) Facility and asset write-off related charges are non-cash costs.  All other items shown above required, or will require, cash outlays.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

Severance benefit arrangements that would be available to employees whose positions were eliminated were communicated to all employees prior to the announcement of the restructuring actions through an employee handbook and company newsletters. The composition of the positions expected to be eliminated (e.g., business unit, location and levels of affected employees) was generally known at the time the restructuring actions were approved by senior management. Vacating the resulting excess leased office space is expected to be substantially completed by year-end 1994. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next six years. The owned property that is being vacated and prepared for sale is expected to be fully vacated by the end of the first quarter of 1995 and has been written down ($37 million, pretax) to its estimated net realizable value.

During the three and six months ended June 30, 1994, the company charged costs of $31 million and $51 million, respectively, related to the cost reduction actions to the severance and facilities reserve established in 1993. Of the approximately 4,000 positions expected to be eliminated, approximately 700 had been eliminated by June 30, 1994 and the related severance benefits charged against the reserve. The remaining actions are expected to be substantially completed in 1994 and are expected to produce annual after-tax savings of approximately $200 million by 1995, including savings resulting from a modification of the company's postretirement health care plan. The total estimated savings of approximately $200 million are expected to benefit individual segments by 1995 as follows:

Health and Life Insurance and Services................ $  80
Financial Services....................................     5
Commercial Property-Casualty Insurance and Services...    90
Personal Property-Casualty............................    25
International.........................................     -
                                                       _____
Total estimated savings............................... $ 200
                                                       _____
                                                       _____

Workers' Compensation Reserves

During 1993, the company elected to change its accounting policy for reporting reserves for current and expected workers' compensation life table indemnity claims to a discounted basis. These reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality and morbidity assumptions that reflect current company and industry experience. Management believes that this change better reflects the economic value of its obligations and improves the matching of revenues and expenses (i.e., investment earnings from underlying assets are matched with the accretion of the liability as those amounts occur over time). Additionally, it is consistent with the practice of the company's principal competitors and is permitted by state regulatory authorities. This discounting resulted in a pretax reduction of $634 million to loss reserves for workers' compensation claims. The current year effect of the change to discounting in 1993 was a $78 million after-tax benefit in the Consolidated Statement of Income. (Please see Note 3 of Notes to Financial Statements.) The company's reserves for workers' compensation life table indemnity claims at December 31, 1993 were 17% of its total workers' compensation reserves for unpaid claims and claim adjustment expenses.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

During the fourth quarter of 1993, the company added $574 million (pretax, before discount) to prior accident year loss reserves for workers' compensation claims. (Please see "Property-Casualty
Reserves: Loss Development" on pages 56 and 57.) Of the $574 million of additions to workers' compensation reserves in the fourth quarter of 1993, approximately $250 million, or 44%, were additions to the company's reserves for workers' compensation life table indemnity claims, resulting from the use of a longer "tail" (as described below) in estimating these claims. The remaining approximately $325 million, or 56%, were additions to the company's reserves for workers' compensation medical claims, reflecting an increase of approximately $560 million attributable to the use of a longer "tail" in estimating these claims, partially offset by a decrease of approximately $235 million reflecting the company's judgment (discussed later) that recent claims will benefit from a slowing in the growth of medical costs from that being experienced by the company on older claims. Factors leading to the fourth quarter increase in workers' compensation reserves are described below.

During 1992, the company noted further adverse development in its workers' compensation claims and, based upon information then available to it, added $149 million (pretax) to workers' compensation reserves for claims occurring in prior accident years. (Please see "Property-Casualty Reserves: Loss Development" on pages 56 and 57.) The company noted that uncertainty existed with respect to such adverse development, and the extent to which it was attributable to the following factors:
(i) the length of the "tail" (i.e., pay-out period) for workers' compensation claims; (ii) differences in development patterns of claim-types (i.e., medical, indemnity and life table) comprising the tail; and (iii) the potential effects of inflation and other socioeconomic phenomena (e.g., long-term development of medical costs) upon long-tail liabilities. However, at that time management was uncertain as to whether, and to what extent, each factor was contributing to the adverse development noted.

In February 1993, the company's internal actuarial staff (with assistance and advice from internal accounting and legal staff) decided to undertake a study to clarify the uncertainties regarding these factors and their potential effects on workers' compensation reserves. As part of the study process, claim-types were examined separately, rather than in the aggregate as had generally been the company's practice in prior years, in order to understand differences in development patterns of claim-types. During the course of the study, the company consulted with external accounting and actuarial advisors, and reviewed publicly available competitor claim data, in order to determine whether the study's preliminary and ultimate findings appeared consistent with competitors' claims experience and reserving practices.

In May 1993, senior management was advised that the study of workers' compensation reserves was underway and that the study could result in recommendations that, if adopted, might lead to an increase in workers' compensation reserves.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

In August 1993, an analysis of year-end 1992 claims data assuming a 60-year tail (rather than the 40-year tail then used by the company in its workers' compensation reserve projections) was performed. Senior management then directed that the study be continued in order to incorporate the most current 1993 data. Additionally, the study's scope was expanded to include a review of the results of a survey conducted by the National Council on Compensation Insurance ("NCCI"), a national workers' compensation pool, which was released in June 1993 to the company and other NCCI members.

In October 1993, an analysis similar to that described in the preceding paragraph but utilizing claims data gathered through the third quarter of 1993 was performed. Both the August and October analyses suggested the possible need to increase workers' compensation reserves, subject to the considerations noted below. After review of the results of the October analysis, project staff was directed: (i) to review the study's methodology with the company's external auditors; and (ii) to perform final analyses of reserve balances using full-year 1993 results and to verify certain key underlying assumptions.

In early December 1993, these final analyses were completed based upon actual eleven-month results extrapolated to the full year. Among other things, the study confirmed that: (i) indemnity and medical losses developed in different patterns; (ii) the "tail" on these losses was longer than that previously considered in establishing reserves (reflecting increased longevity of injured workers); and (iii) the portion of total loss costs attributable to medical loss costs had increased significantly in recent years. As a result of the study, management concluded that the information developed supported adjustment of workers' compensation reserve balances to reflect (i) a 60-year tail; and
(ii) a judgment that, because of application of costly medical technologies sooner after injury and medical advancements in the early treatment of injuries, recent claims would benefit from a slowing in the growth of medical costs from that being experienced by the company on older claims.

At year-end 1992 and during the time that the studies were being conducted, the company continued its practice of evaluating reserve adequacy on a quarterly basis. At year-end 1992 and at the first two quarter-ends in 1993, management had not estimated an amount or a range of reasonably possible additional loss exposure in the workers' compensation line directly attributable to the specifically identified uncertainties noted above because, during these periods, management was still in the process of analyzing data and evaluating assumptions. Subsequent analyses indicated a reasonably possible loss exposure in the workers' compensation line on a stand-alone basis as of the end of the third quarter of 1993 of approximately $600 million, subject to verification of certain key factors as noted above. However, based upon the internal actuarial opinions and notwithstanding the uncertainties described above relating to workers' compensation reserves (including, specifically, the $600 million reasonably possible loss exposure described in the preceding sentence), at year-end 1992 and at the first three quarter-ends in 1993, the company determined that aggregate Commercial Property-Casualty segment reserves were actuarially reasonable and stated in accordance with generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

While the company was conducting the study described above, it also studied whether to discount workers' compensation life table indemnity reserves. The two studies were linked because the length of the workers' compensation claim "tail" was a key issue in each study. Specifically, it was noted that as the claim tail lengthened, discounting would more accurately reflect the economic value of the company's obligations and improve the matching of revenues and expenses. Further, the company noted that state insurance regulators permitted discounting of such claims, and that virtually all of the company's principal competitors discounted these reserves. In conducting both studies, the company recognized that discounting would tend to mitigate any reserve addition deemed necessary.

The results of the review of workers' compensation reserves and reserve discounting were analyzed in conjunction with the company's strategic and financial assessment of its businesses.
On January 28, 1994, senior management formally concluded that assessment and: (i) accepted the recommendation of the workers' compensation reserve study to increase workers' compensation reserve balances to an amount equal to that indicated in the final projection which applied a 60-year tail to full-year 1993 data; and (ii) chose to discount life table indemnity reserves. The net effect of these two actions regarding workers' compensation reserves was immaterial to the company's net income. The workers' compensation reserve actions, along with the decisions resulting from the company's strategic and financial assessment of its businesses, were disclosed to the marketplace on January 28, 1994.

The company's Commercial Property-Casualty reserves (including workers' compensation reserves) represent the estimated liability for the cost of claims (including claim adjustment expenses) that have been reported but not settled and claims that have been incurred but not yet reported. These estimates become more difficult to make (and are therefore more subject to change) as the length of time between the occurrence, reporting and settlement of claims increases. Actual claim costs are dependent upon a number of complex factors including social and economic trends and changes in doctrines of legal liability and damage awards. Workers' compensation reserves remain subject to these uncertainties, particularly because of the length of the "tail" associated with workers' compensation claims. Estimated liabilities for property-casualty coverages are recomputed periodically using a variety of actuarial and statistical techniques.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

Environmental-Related Claims

While environmental-related claim activity increased in 1993, the company did not add significantly to reserves in 1993. There were two reasons for this development. First, in 1993 the company did not proportionately increase the portion of the reserve relating to legal and other costs associated with these claims because: (i) in 1993 the company changed its relationships with outside counsel in an attempt to lower costs per case; (ii) certain new claims in 1993 related to new sites for policyholders already involved in coverage disputes with the company and the addition of new sites to existing lawsuits was not expected to add proportionately to legal fees; (iii) a considerable number of new claims relate to time periods when, based on policy language, it is expected that the legal costs of disposing of these claims should be relatively small; and (iv) the company took note that legal fees paid in each of the last three years remained constant at approximately $31 - $35 million despite net increases in claims opened during 1993 and 1992. Second, in 1993 the company did not proportionately increase the indemnity portion of the reserve for these claims because the company has generally disputed that there is any insurance coverage for environmental claims and, because of significant factual and legal uncertainties, the company generally has not been able to reasonably estimate the amount or a reasonable range of losses for environmental-related claims. In summary, management believes that there is not a meaningful correlation between the number of outstanding environmental claims and the recorded environmental reserve. The company continues, however, to gather and analyze developing legal and factual information on known environmental-related claims and to reassess its reserving techniques in order to determine whether it can reasonably estimate the likelihood and amount of its liability for such claims. (Please see "Commercial Property-Casualty" on pages 31 and 32.)

Asbestos Bodily Injury and Property Damage Claims

The company had approximately 1,300 open asbestos bodily injury claims (involving approximately 287 policyholders) at December 31, 1993 and approximately 1,900 such claims (involving approximately 239 policyholders) at December 31, 1992. In 1993, the company opened 248 new claims and closed 829 claims. In 1992, the company opened 172 new claims and closed 638 claims. In 1993, the number of open claims decreased while the number of policyholders increased. This reflects the closing of numerous claims related to a small number of large policyholders pertaining to the Center for Claims Resolution settlement and the opening of claims related to other policyholders having a smaller number of claims individually.

The company had approximately 400 open asbestos property damage claims (involving approximately 73 policyholders) at December 31, 1993 and approximately 300 such claims (involving approximately 24 policyholders) at December 31, 1992. In 1993, the company opened 122 new claims and closed 27 claims. In 1992, the company opened 55 new claims and closed 227 claims. While the number of open asbestos property damage claims increased from December 31, 1992 to December 31, 1993, the reserve balance for such claims decreased by $6 million. This resulted because reserve additions for incurred losses in 1993 were less than net payments for claims and claim adjustment expenses during 1993. Reserve additions for the period reflect the company's belief that new claims arising during the period were primarily small or incidental claims.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

In some circumstances, the company counts asbestos claims individually by the number of underlying claimants. However, in other circumstances (when, for example, the policyholder is an asbestos producer and numerous bodily injury claims against that policyholder, and in turn against the company, are expected) the company counts asbestos claims in the aggregate by policyholder. Also, reserving for asbestos claims is subject to significant uncertainties. Therefore, management believes that there is not a meaningful correlation between the number of outstanding asbestos claims and the recorded reserves for such claims.

The "claims" numbers above reflect cases where policyholders have notified the company of a claim under primary insurance policies issued by the company. In addition, they reflect cases where policyholders have placed the company on notice of possible claims that may potentially involve excess general liability policies written by the company, in those instances where the company believes its excess policies are likely to be accessed.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In Re:  Attorneys General Antitrust Litigation
______________________________________________

The description of this litigation is contained in Note 15 of Notes to Financial Statements on page 19.

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

While the ultimate outcome of the litigation described herein cannot be determined at this time, such litigation (other than that related to asbestos and environmental-related claims, which is subject to significant uncertainties), net of reserves established therefor and giving effect to reinsurance, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods. Future results are expected to be adversely affected by losses for asbestos and environmental-related claims and litigation expense. Due to significant uncertainties, management is unable to determine whether or not such effects on operations in future periods will be material.


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of Aetna Life and Casualty Company was held on Friday, April 29, 1994.

(b)  Directors elected at the Meeting:


                               Votes          Votes          Broker
                                For          Withheld       Non-Votes
                             __________      _________      _________


Wallace Barnes               98,418,523      1,440,885      0
Ronald E. Compton            98,148,827      1,710,581      0
John F. Donahue              98,670,612      1,188,796      0
William H. Donaldson         98,622,212      1,237,196      0
Barbara H. Franklin          98,700,268      1,159,140      0
Earl G. Graves               98,655,046      1,204,362      0
Gerald Greenwald             98,701,300      1,158,108      0
Michael H. Jordan            98,701,040      1,158,368      0
Jack D. Kuehler              98,609,437      1,249,971      0
Frank R. O'Keefe, Jr.        98,660,943      1,198,465      0
David M. Roderick            98,543,349      1,316,059      0


Item 4.  Submission of Matters to a Vote of Security Holders.
         (Continued)

(c)  Other matters voted upon:


                               Votes            Votes                        Broker
                                For            Against       Abstain        Non-Votes
                             __________       __________     _________      _________

(1) Appointment of
    Independent Auditors     98,652,397         815,814        391,197              0

(2) Approval of 1994
    Stock Incentive Plan     67,735,414       25,646,266     1,305,347      5,172,381

(3) Approval of 1994
    Non-Employee Director
    Deferred Stock Plan      83,127,491       10,146,426     1,413,110      5,172,381



Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth Aetna's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                          6 Months Ended           Years ended December 31
                                          June 30, 1994     1993    1992    1991    1990    1989
                                          _____________     ____    ____    ____    ____    ____


Ratio of Earnings to Fixed Charges....    3.88               (a)     .42(b)  2.13    3.03    4.13
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    3.88               (a)     .42(b)  2.13    3.03    4.05

(a) Aetna reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.
(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor). Preferred stock dividends, which are not deductible for income tax purposes, have been increased to a taxable equivalent basis. This adjustment has been calculated by using the effective tax rate of the applicable year. All shares of Aetna's preferred stock were redeemed in 1989 and, as a result, for the six months ended June 30, 1994 and for the years ended December 31, 1993, 1992, 1991 and 1990 the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Item 5.  Other Information. (Continued)

(b)  Property-Casualty Reserves:  Loss Development

The following represents changes in aggregate reserves for the years ended December 31, 1993, 1992 and 1991, net of reinsurance, for the combined property-casualty experience (in millions) (1,2):

                                            1993         1992         1991
                                            ____         ____         ____
Unpaid claims and claim adjustment
 expenses at beginning of year........      $11,747      $11,407      $11,064

Incurred claims and claim
 adjustment expenses:

  Provision for insured events of
   the current year...................        3,744        4,407        5,019

  Increases in provision for insured
   events of prior years..............          674          466           45

  Current year effect of discounting..         (120)           -            -

  Cumulative effect of discounting....         (514)           -            -
                                            _______      _______      _______

Total incurred claims and claim
 adjustment expenses..................        3,784        4,873        5,064
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

(1) Accident and health business is excluded.
(2) Includes International


The following reserve runoff table represents Aetna's combined property-casualty loss and loss expense experience. Each column shows, for the year indicated:

- -  the reserve held at year end;
- - cumulative data for payments made in each subsequent year for that reserve year;
- - liability reestimates made in each subsequent year for that reserve year;
- - the redundancy (deficiency) represented by the difference between the original reserve held at the end of that year and the reestimated liability as of the end of 1993; and
- - the change in redundancy (deficiency) between the end of each reserve year shown and the end of the prior reserve year.

The majority of increases to prior accident year reserves were for losses and related expenses for asbestos and other product liability risks and environmental liability risks attributable to policies written prior to 1978 and for workers' compensation claims.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Item 5.  Other Information. (Continued)

The table represents historical data; it would not be appropriate to use such data to project the company's future reserving activity or its future performance generally.

Year Ended                 1983   1984   1985   1986   1987   1988    1989    1990    1991    1992    1993
                           ____   ____   ____   ____   ____   ____    ____    ____    ____    ____    ____
(Millions)
Liability for unpaid
  claims and claim
  adjustment expenses......$5,650 $5,948 $6,560 $7,503 $8,708 $9,843  $10,557 $11,064 $11,407 $11,747 $11,438

Paid (cumulative) as of:

  End of year..............     0      0      0      0      0      0        0       0       0       0       0
  One year later........... 1,741  1,844  2,067  2,180  2,552  3,134    3,069   3,080   2,973   2,889
  Two years later.......... 2,806  3,055  3,372  3,727  4,547  4,955    4,994   5,133   5,116
  Three years later........ 3,634  3,936  4,436  5,179  5,797  6,250    6,404   6,735
  Four years later......... 4,221  4,669  5,504  6,065  6,682  7,212    7,578
  Five years later......... 4,730  5,493  6,118  6,692  7,354  8,048
  Six years later.......... 5,386  5,942  6,571  7,197  7,991
  Seven years later........ 5,747  6,290  6,955  7,705
  Eight years later........ 6,012  6,597  7,375
  Nine years later......... 6,264  6,959
  Ten years later.......... 6,581

Liability reestimated as of (1):

  End of year.............. 5,650  5,948  6,560  7,503  8,708   9,843  10,557  11,064  11,407  11,747  12,072
  One year later........... 5,659  6,013  6,778  7,746  9,022  10,015  10,644  11,109  11,873  12,421
  Two years later.......... 5,730  6,272  7,056  8,188  9,312  10,203  10,791  11,737  12,677
  Three years later........ 5,943  6,531  7,536  8,539  9,547  10,457  11,376  12,578
  Four years later......... 6,130  6,926  7,910  8,813  9,808  10,985  12,090
  Five years later......... 6,461  7,291  8,156  9,084 10,319  11,624
  Six years later.......... 6,791  7,515  8,422  9,577 10,860
  Seven years later........ 6,985  7,778  8,907 10,089
  Eight years later........ 7,235  8,250  9,398
  Nine years later......... 7,691  8,707
  Ten years later.......... 8,118

Effect of discounting......  (200)  (235)  (274)  (317)  (362)   (417)   (473)   (528)   (577)   (614)   (634)

Liability reestimated,
adjusted for discounting(1) 7,918  8,472  9,124  9,772 10,498  11,207  11,617  12,050  12,100  11,807  11,438

Redundancy (Deficiency)....(2,268)(2,524)(2,564)(2,269)(1,790) (1,364) (1,060)   (986)   (693)    (60)      0
Change in redundancy
  (deficiency).............   N/A   (256)   (40)   295    479     426     304      74     293     633      60

Gross liability,
  end of year (2)..........                                                                   $15,979 $15,846
Reinsurance recoverable....                                                                     4,232   4,408
Net liability,
  end of year..............                                                                   $11,747 $11,438

Gross reestimated
  liability-latest (2).....                                                                   $16,358
Reestimated
  recoverable-latest.......                                                                     4,551
Net reestimated
  liability-latest.........                                                                   $11,807

Gross cumulative deficiency                                                                   $  (379)

(1) The reestimated liability at December 31, 1993 includes $574 million related to development in workers'
    compensation reserves in the fourth quarter of 1993.  This affected the reestimated liability by reserve year as follows:  $574 million in 1992; $565 million in 1991; $534 million in 1990; $484 million in 1989;
    $433 million in 1988; $396 million in 1987; $372 million in 1986; $346 million in 1985; $308 million in
    1984; and $265 million in 1983.
(2) Information presented gross in 1993 and 1992 due to the adoption of FAS No. 113,
    Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,
    retroactive to December 31, 1992.  Adoption of FAS No. 113 had no impact on the 1993 net loss.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (10) Material Contracts.

      (10.1) $500,000,000 Short-Term Credit Agreement dated as of
             July 27, 1994 among Aetna Life and Casualty Company, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York, as Managing Agent, Deutsche Bank AG, as Co-Arranger, and The Chase Manhattan Bank, N.A., Citibank, N.A., and Credit Suisse, as Co-Agents.

      (10.2) $500,000,000 Medium-Term Credit Agreement dated as of
             July 27, 1994 among Aetna Life and Casualty Company, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York, as Managing Agent, Deutsche Bank AG, as Co-Arranger, and The Chase Manhattan Bank, N.A., Citibank, N.A., and Credit Suisse, as Co-Agents.

      (12) Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1994 and for the years ended December 31, 1993, 1992, 1991, 1990 and 1989.

      (15) Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
             August 15,1994.

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






                             Aetna Life and Casualty Company
                             _______________________________
                                       (Registrant)


Date  August 15, 1994        By        ROBERT E. BROATCH
                                 _________________________________
                                              (Signature)

                                       Robert E. Broatch
                                       Senior Vice President, Finance
                                       and Corporate Controller