Form 10-Q
period 1994-09-30
AETNA LIFE & CASUALTY CO
filed 1994-10-28
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  September 30, 1994
                               ____________________

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


                                            Shares Outstanding
   Title of Class                           at September 30, 1994
  ________________                          _____________________

Common Capital Stock                           112,641,905
 without par value

                             TABLE OF CONTENTS
                             _________________

                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                21

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 51

Item 5.  Other Information.                                 52

Item 6.  Exhibits and Reports on Form 8-K.                  53


Signatures                                                  54

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    3 Months Ended                  9 Months Ended
                                                     September 30                    September 30
                                             ____________________________    ____________________________
(Millions, except share data)                  1994           1993             1994           1993
                                               ____           ____             ____           ____
Revenue:
  Premiums.................................    $   2,858.7    $   2,699.3      $   8,440.0    $   8,010.4
  Net investment income....................        1,111.2        1,212.9          3,358.7        3,715.4
  Fees and other income....................          446.9          375.4          1,356.0        1,198.8
  Net realized capital gains (losses)......          (31.7)          40.5            (51.0)          73.3
                                               ___________    ___________      ___________    ___________
      Total revenue........................        4,385.1        4,328.1         13,103.7       12,997.9
                                               ___________    ___________      ___________    ___________

Benefits and expenses:
  Current and future benefits..............        3,136.9        2,956.6          9,369.0        9,090.4
  Operating expenses.......................          870.4          892.8          2,749.8        2,708.4
  Amortization of deferred policy
   acquisition costs.......................          199.9          193.5            562.4          571.5
                                               ___________    ___________      ___________    ___________
      Total benefits and expenses..........        4,207.2        4,042.9         12,681.2       12,370.3
                                               ___________    ___________      ___________    ___________

Income from continuing operations before
 income taxes, extraordinary item and
 cumulative effect adjustments.............          177.9          285.2            422.5          627.6
Federal and foreign income taxes (benefits):
  Current..................................          (27.6)          74.9            (53.2)         161.8
  Deferred.................................           76.1          (15.3)           168.2          (49.9)
                                               ___________    ___________      ___________    ___________
      Total federal and foreign
       income taxes........................           48.5           59.6            115.0          111.9
                                               ___________    ___________      ___________    ___________

Income from continuing operations before
 extraordinary item and cumulative effect
 adjustments...............................          129.4          225.6            307.5          515.7
Discontinued operations, net of tax........              -              -                -           27.0
                                               ___________    ___________      ___________    ___________
      Income before extraordinary item
       and cumulative effect adjustments...          129.4          225.6            307.5          542.7
Extraordinary loss on debenture redemption,
 net of tax................................              -              -                -           (4.7)
Cumulative effect adjustments, net of tax..              -              -                -          227.8
                                               ___________    ___________      ___________    ___________

      Net income...........................    $     129.4    $     225.6      $     307.5    $     765.8
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________

Results per common share:
  Income from continuing operations before
   extraordinary item and cumulative
   effect adjustments......................    $      1.15    $      2.03      $      2.73    $      4.65
  Discontinued operations, net of tax......              -              -                -            .25
                                               ___________    ___________      ___________    ___________

      Income before extraordinary item
       and cumulative effect adjustments...           1.15           2.03             2.73           4.90
  Extraordinary loss on debenture
   redemption, net of tax..................              -              -                -           (.04)
  Cumulative effect adjustments, net of tax              -              -                -           2.06
                                               ___________    ___________      ___________    ___________

      Net income...........................    $      1.15    $      2.03      $      2.73    $      6.92
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________

  Dividends declared.......................    $       .69    $       .69      $      2.07    $      2.07
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________

Weighted average common shares outstanding.    112,854,480    111,345,929      112,899,393    110,720,400
                                               ___________    ___________      ___________    ___________
                                               ___________    ___________      ___________    ___________

See Condensed Notes to Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                         September 30,     December 31,
(Millions)                                   1994              1993
                                         _____________     ____________


Assets:
Investments:
  Debt securities:
    Held for investment, at amortized
     cost (fair value $2,090.6 and
      $2,704.2).......................   $  2,059.3        $  2,557.8
    Available for sale, at fair value
     (amortized cost $37,063.2 and
      $36,933.6)......................     35,723.0          38,868.9
    Trading securities, at fair value
     (1993 amortized cost $119.0).....            -             117.8
  Equity securities, at fair value
   (cost $1,319.3 and $1,238.1).......      1,688.6           1,658.9
  Short-term investments..............        599.4             669.9
  Mortgage loans......................     12,716.0          14,839.2
  Real estate.........................      1,390.6           1,315.8
  Policy loans........................        517.3             490.7
  Other...............................      1,089.8             936.8
                                         __________        __________
      Total investments...............     55,784.0          61,455.8
Cash and cash equivalents.............      2,664.9           1,557.8
Reinsurance recoverables and
 receivables..........................      4,953.5           4,840.7
Accrued investment income.............        735.5             782.6
Premiums due and other receivables....      1,872.1           1,664.9
Federal and foreign income taxes:
  Current.............................         66.3             124.0
  Deferred............................      1,350.8           1,282.9
Deferred policy acquisition costs.....      1,963.1           1,867.0
Other assets..........................      2,188.7           1,756.3
Separate Accounts assets..............     23,827.9          24,704.7
                                         __________        __________
      Total assets....................   $ 95,406.8        $100,036.7
                                         __________        __________
                                         __________        __________


See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                             September 30,     December 31,
(Millions, except share data)                    1994              1993
                                             _____________     ____________


Liabilities:
  Future policy benefits..................   $ 17,820.0        $ 17,597.6
  Unpaid claims and claim expenses........     17,541.1          17,112.2
  Unearned premiums.......................      1,613.5           1,502.2
  Policyholders' funds left with the
   company................................     24,399.5          27,592.2
                                             __________        __________
      Total insurance reserve liabilities.     61,374.1          63,804.2
  Dividends payable to shareholders.......         77.7              77.4
  Short-term debt.........................        147.1              35.7
  Long-term debt..........................      1,132.3           1,160.0
  Other liabilities.......................      2,941.3           3,162.1
  Minority and participating
   policyholders' interests...............        168.0             172.5
  Separate Accounts liabilities...........     23,708.6          24,581.7
                                             __________        __________
      Total liabilities...................     89,549.1          92,993.6
                                             __________        __________

Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).......            -                 -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).......            -                -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).......            -                 -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   114,939,275 issued, and 112,641,905
   and 112,200,567 outstanding)...........      1,417.5           1,422.0
  Net unrealized capital gains (losses)...       (632.1)            648.2
  Retained earnings.......................      5,177.5           5,103.3
  Treasury stock, at cost (2,297,370 and
   2,738,708 shares)......................       (105.2)           (130.4)
                                             __________        __________

      Total shareholders' equity..........      5,857.7           7,043.1
                                             __________        __________

      Total liabilities and
       shareholders' equity...............   $ 95,406.8        $100,036.7
                                             __________        __________
                                             __________        __________

  Shareholders' equity per common share...   $    52.00        $    62.77
                                             __________        __________
                                             __________        __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Nine Months Ended September 30, 1994     Total        Stock        Gains (Losses)    Earnings     Stock
___________________________________________________________________________________________________________


Balances at December 31, 1993            $7,043.1     $1,422.0     $  648.2          $5,103.3     $ (130.4)
___________________________________________________________________________________________________________

Net income............................      307.5                                       307.5
Net change in unrealized capital gains
  and losses..........................   (1,280.3)                 (1,280.3)
Common stock issued for benefit plans
  (441,338 shares)....................       25.2                                                     25.2
Loss on issuance of treasury stock....       (4.5)        (4.5)
Common stock dividends declared.......     (233.3)                                     (233.3)
                                      _____________________________________________________________________


Balances at September 30, 1994           $5,857.7     $1,417.5     $ (632.1)         $5,177.5     $ (105.2)
___________________________________________________________________________________________________________
___________________________________________________________________________________________________________




Nine Months Ended September 30, 1993
___________________________________________________________________________________________________________

Balances at December 31, 1992            $7,238.3     $1,417.7     $  259.6          $5,777.9     $ (216.9)
___________________________________________________________________________________________________________

Net income............................      765.8                                       765.8
Net change in unrealized capital gains
  and losses..........................      389.2                     389.2
Common stock issued for benefit plans
  (1,365,950 shares)..................       59.2                                                     59.2
Loss on issuance of treasury stock....        (.5)         (.5)
Common stock dividends declared.......     (230.6)                                     (230.6)
                                      _____________________________________________________________________


Balances at September 30, 1993           $8,221.4     $1,417.2     $  648.8          $6,313.1     $ (157.7)
___________________________________________________________________________________________________________
___________________________________________________________________________________________________________


See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          9 Months Ended
                                                                           September 30,
                                                                        ___________________
(Millions)                                                              1994           1993
                                                                        ____           ____
Cash Flows from Operating Activities:
   Net income.......................................................    $   307.5      $   765.8
   Adjustments to reconcile net income to net
   cash used for operating activities:
      Cumulative effect adjustments..................................           -         (227.8)
      Extraordinary loss on debenture redemption.....................           -            4.7
      Decrease (increase) in accrued investment income...............        42.4          (66.0)
      Increase in premiums due and other receivables.................      (190.4)        (556.1)
      Increase in reinsurance recoverables and receivables...........       (94.4)         (15.4)
      Increase in deferred policy acquisition costs..................      (132.9)        (102.7)
      Depreciation and amortization..................................       142.9          152.0
      (Decrease) increase in federal and foreign income taxes........        (7.2)         233.0
      Net (decrease) increase in other assets and other liabilities..      (558.5)         124.8
      Increase in insurance reserve liabilities......................       465.9          553.8
      Net sales (purchases) of debt trading securities...............        52.3       (2,165.4)
      Increase in minority interest..................................       (18.6)          (2.8)
      Gain on sale of subsidiary.....................................           -          (15.0)
      Net realized capital losses (gains)............................        51.0          (73.3)
      Amortization of net investment discount........................       (66.3)        (108.1)
      Other, net.....................................................        (1.3)        (140.7)
                                                                        _________      __________
        Net cash used for operating activities.......................        (7.6)      (1,639.2)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................    16,659.5        3,862.0
      Debt securities held for investment............................         5.6              -
      Equity securities..............................................       496.7          655.1
      Mortgage loans.................................................       123.2          205.7
      Real estate....................................................       449.7          234.8
      Short-term investments.........................................    45,409.7       49,966.3
   Investment repayments of:
      Debt securities available for sale.............................     2,804.6        4,268.9
      Debt securities held for investment............................       498.2              -
      Mortgage loans.................................................     1,662.6        1,711.3
   Cost of investments in:
      Debt securities available for sale.............................   (19,657.4)     (10,334.3)
      Debt securities held for investment............................        (5.3)             -
      Equity securities..............................................      (595.4)        (550.8)
      Mortgage loans.................................................      (211.9)        (164.4)
      Real estate....................................................       (31.4)         (64.5)
      Short-term investments.........................................   (45,386.9)     (49,144.6)
   Proceeds from disposal of subsidiary..............................           -           93.1
   Increase in property, plant & equipment...........................       (97.2)        (104.2)
   Net decrease in Separate Accounts.................................         3.7            1.8
   Other, net........................................................      (189.1)         146.8
                                                                        _________      _________
     Net cash provided by investing activities.......................     1,938.9          783.0
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........     2,526.3        2,953.4
   Withdrawals of investment contracts...............................    (3,220.9)      (3,136.8)
   Issuance of long-term debt........................................        66.5          665.7
   Stock issued under benefit plans..................................        20.7           58.7
   Repayment of long-term debt.......................................       (91.9)        (456.7)
   Net increase in short-term debt...................................       110.4           20.6
   Dividends paid to shareholders....................................      (233.3)        (229.8)
                                                                        _________      _________
     Net cash used for financing activities..........................      (822.2)        (124.9)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................        (2.0)         (14.3)
                                                                        _________      _________
Net increase (decrease) in cash and cash equivalents.................     1,107.1         (995.4)
Cash and cash equivalents, beginning of period.......................     1,557.8        2,415.0
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 2,664.9      $ 1,419.6
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $    81.4      $    62.9
                                                                        _________      _________
                                                                        _________      _________
   Income taxes received (paid)......................................   $   117.4      $   (69.7)
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

(3)  Accounting Changes

Under certain insurance contracts with deductible features, the company is obligated to pay the claimant for the full amount of a claim. The company is subsequently reimbursed from the policyholder for the deductible. Prior to March 31, 1994, unpaid claim reserves were reported net of such deductibles. On March 31, 1994, the company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which requires that unpaid claims under certain insurance contracts be reported on a gross basis. Deductible amounts recoverable from policyholders attributable to FASB Interpretation No. 39 of $377 million are included in other assets at September 30, 1994.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(3)  Accounting Changes (Continued)

In 1993, the company adopted, retroactive to January 1, 1993, Financial Accounting Standard ("FAS") No. 112, Employers' Accounting for Postemployment Benefits, which requires that employers accrue the cost and recognize the liability for providing certain benefits (primarily long-term disability) to former or inactive employees after employment but before retirement. A cumulative effect charge of $48.5 million ($.44 per common share), net of taxes of $26.1 million, related to the adoption of this standard is reflected in the Consolidated Statement of Income for the nine months ended September 30, 1993. Adoption of FAS No. 112 had no impact on income from continuing operations before extraordinary item and cumulative effect adjustments for the three and nine months ended September 30, 1993.

During 1993, the company elected to change its accounting policy for reporting reserves for current and expected workers' compensation life table indemnity claims to a discounted basis. These reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality and morbidity assumptions that reflect current company and industry experience. Management believes that this change better reflects the economic value of its obligations and improves the matching of revenues and expenses (i.e., investment earnings from underlying assets are matched with the accretion of the liability as those amounts occur over time). Additionally, it is consistent with the practice of the company's principal competitors and is permitted by state regulatory authorities. The company implemented discounting of reserves for workers' compensation life table indemnity claims retroactive to January 1, 1993, and reported a cumulative effect benefit of $250.0 million ($2.26 per common share), net of taxes of $134.7 million, in the Consolidated Statement of Income for the nine months ended September 30, 1993. The change in accounting for workers' compensation life table indemnity reserves had no impact on income from continuing operations before extraordinary item and cumulative effect adjustments for the three and nine months ended September 30, 1993. The company's reserves for workers' compensation life table indemnity claims at September 30, 1994 were 22.5% of its total workers' compensation reserves for unpaid claims and claim adjustment expenses.

During 1993, the Emerging Issues Task Force of the FASB reached a consensus on a recommended method of accounting for retrospectively rated reinsurance contracts. The company changed its method of accounting for such contracts to conform to the consensus. Accordingly, the company reported a cumulative effect adjustment, retroactive to January 1, 1993, to recognize an asset for the amounts due from reinsurers related to the experience through January 1, 1993 under retrospectively rated reinsurance contracts. These contracts provided for amounts to be returned to the company based on favorable cumulative loss experience. The company reported a cumulative effect benefit related to the change in accounting for retrospectively rated reinsurance contracts of $26.3 million ($.24 per common share), net of taxes of $8.6 million, in the Consolidated Statement of Income for the nine months ended September 30, 1993. The effect of the change for the nine months ended September 30, 1993 was an increase to income from continuing operations before extraordinary item and cumulative effect adjustments of $3.3 million ($.03 per share).

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Future Application of Accounting Standards

In May 1993, the FASB issued FAS No. 114, Accounting by Creditors for Impairment of a Loan. This statement requires that loans be impaired when it is probable that a creditor will be unable to collect all amounts (i.e., principal and interest) contractually due, and the impairment be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. The statement also allows impairments to be measured based on the loan's market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued FAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends FAS No. 114 to allow a creditor to use existing methods for recognizing income on impaired loans. Both statements will be effective for 1995 financial statements, although early adoption is permissible. The company has not yet determined the timing or impact of adoption of these statements.

In October 1994, the FASB issued FAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This statement requires disclosure of amounts, nature and terms of derivative financial instruments that are not subject to existing accounting standards. This statement is effective for 1994 financial statements.

(5)  Discontinued Products

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products, which include guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs"). As a result of this decision, the company established a reserve of $1,270 million at December 31, 1993, for anticipated future losses on these products. Losses on discontinued products for the three and nine months ended September 30, 1994 were charged to the reserve and did not affect the company's results of operations.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

Results of discontinued products included in the Consolidated
Statement of Income were as follows (in millions):

                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended September 30, 1994   Contracts     Annuities    Total         Losses       Net*
__________________________________________________________________________________________________________
Premiums                                $      -      $   2.5      $    2.5      $     -      $   2.5
Net investment income                      155.9        107.7         263.6            -        263.6
Net realized capital losses                (73.7)       (19.5)        (93.2)        93.2            -
Interest earned on receivable
  from continuing business                   4.8          7.1          11.9            -         11.9
Other income                                 2.8          6.0           8.8            -          8.8
                                        __________________________________________________________________
     Total revenue                          89.8        103.8         193.6         93.2        286.8
                                        __________________________________________________________________

Current and future benefits                190.0        110.3         300.3        (17.2)       283.1
Operating expenses                           2.9          0.8           3.7            -          3.7
                                        __________________________________________________________________
     Total benefits and expenses           192.9        111.1         304.0        (17.2)       286.8
                                        __________________________________________________________________

Results of discontinued products        $ (103.1)     $  (7.3)     $ (110.4)     $ 110.4      $     -
                                        __________________________________________________________________
__________________________________________________________________________________________________________




                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Nine months ended September 30, 1994    Contracts     Annuities    Total         Losses       Net*
__________________________________________________________________________________________________________
Premiums                                $      -      $  47.2      $   47.2      $     -      $  47.2
Net investment income                      483.4        323.5         806.9            -        806.9
Net realized capital losses               (130.8)       (45.9)       (176.7)       176.7            -
Interest earned on receivable
  from continuing business                  14.4         20.9          35.3            -         35.3
Other income                                 9.3         12.4          21.7            -         21.7
                                        __________________________________________________________________
     Total revenue                         376.3        358.1         734.4        176.7        911.1
                                        __________________________________________________________________

Current and future benefits                582.7        374.2         956.9        (53.6)       903.3
Operating expenses                           5.1          2.7           7.8            -          7.8
                                        __________________________________________________________________
     Total benefits and expenses           587.8        376.9         964.7        (53.6)       911.1
                                        __________________________________________________________________

Results of discontinued products        $ (211.5)     $ (18.8)     $ (230.3)     $ 230.3      $     -
                                        __________________________________________________________________
__________________________________________________________________________________________________________

* Amounts are reflected in the Consolidated Statement of Income, except for interest of $11.9 million and $35.3 million for the three and nine months ended September 30, 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.


Deposits of $30.9 million and $199.4 million were received under pre-existing GIC contracts for the three and nine months ended
September 30, 1994, respectively. In accordance with FAS No. 97, such deposits are not included in premiums or revenue.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

Assets and liabilities of discontinued products included in the Consolidated Balance Sheets were as follows (in millions):

                                          September 30, 1994                   December 31, 1993
                                    ______________________________      ______________________________
                                    Guaranteed   Single-                Guaranteed   Single-
                                    Investment   Premium                Investment   Premium
                                    Contracts    Annuities   Total      Contracts    Annuities   Total
                                    ______________________________      ______________________________

Debt securities available for sale  $ 3,806.5    $ 3,244.6   $ 7,051.1  $ 4,690.9    $ 3,578.1   $ 8,269.0
Mortgage loans                        2,909.8      1,635.4     4,545.2    3,468.2      1,950.9     5,419.1
Real estate                             555.2        108.2       663.4      534.5            -       534.5
Short-term and other investments        635.3        114.3       749.6      399.7         72.8       472.5
                                    ______________________________________________________________________
   Total investments                  7,906.8      5,102.5    13,009.3    9,093.3      5,601.8    14,695.1
Current and deferred income taxes       272.1        138.0       410.1      253.7         26.2       279.9
Receivable from continuing
  business                              404.4        455.9       860.3      390.0        435.0       825.0
Other                                    23.1         23.9        47.0        7.6          1.3         8.9
                                    ______________________________________________________________________
     Total assets                   $ 8,606.4    $ 5,720.3   $14,326.7  $ 9,744.6    $ 6,064.3   $15,808.9
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________
Future policy benefits              $       -    $ 5,052.0   $ 5,052.0  $       -    $ 5,079.1   $ 5,079.1
Policyholders' funds left with
  the company                         8,110.8            -     8,110.8    8,976.6            -     8,976.6
Reserve for future losses on
  discontinued products                 388.5        651.2     1,039.7      600.0        670.0     1,270.0
Other                                   107.1         17.1       124.2      168.0        315.2       483.2
                                    ______________________________________________________________________
     Total liabilities              $ 8,606.4    $ 5,720.3   $14,326.7  $ 9,744.6    $ 6,064.3   $15,808.9
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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

At September 30, 1994 and December 31, 1993, estimated future after-tax capital losses of approximately $131 million and $190 million ($201 million and $292 million, pretax), respectively, attributable to mortgage loans and real estate supporting GICs, and $51 million and $70 million ($79 million and $108 million, pretax), respectively, attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Included in the $130.8 million and $45.9 million of net realized capital losses (pretax) on GICs and SPAs, respectively, for the nine months ended September 30, 1994, are losses from the sales of bonds of $40 million and $17 million, respectively. As a result of selling bonds and realizing losses, the anticipated future losses associated with negative interest margins is expected to be reduced in the future. Projections of future investment results took into account both industry and company data and were based on recent performance of mortgage loan and real estate assets, projections regarding certain levels of future defaults and prepayments, and assumptions regarding future real estate market conditions, which assumptions management believes are reasonable. Management continues to believe that the reserve for anticipated future losses will be adequate to provide for the future losses associated with the run-off of the liabilities.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1994 was as follows (in millions):

                                       Guaranteed         Single-
                                       Investment         Premium
                                       Contracts          Annuities         Total
_____________________________________________________________________________________
Reserve at December 31, 1993           $   600.0          $   670.0         $ 1,270.0
Loss on discontinued products             (211.5)             (18.8)           (230.3)
                                       ______________________________________________
Reserve at September 30, 1994          $   388.5          $   651.2         $ 1,039.7
                                       ______________________________________________
_____________________________________________________________________________________


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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

Receivables of $860.3 million and $825.0 million to fund these negative cash flows (which accrue interest at the rates used to measure the loss for the two products) are included in the discontinued products' assets at September 30, 1994 and December 31, 1993, respectively. These receivables are fully offset by payables from the company's continuing business. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheets. The activity in the receivable from continuing business for the nine months ended September 30, 1994 was as follows (in millions):

                                       Guaranteed         Single-
                                       Investment         Premium
                                       Contracts          Annuities         Total
_____________________________________________________________________________________
Receivable at December 31, 1993        $   390.0          $   435.0         $   825.0
Interest earned                             14.4               20.9              35.3
                                       ______________________________________________
Receivable at September 30, 1994       $   404.4          $   455.9         $   860.3
                                       ______________________________________________
_____________________________________________________________________________________


Pursuant to a segmentation plan approved in 1983 by the New York Insurance Department, the combined assets supporting discontinued products were segregated coincident with the receipt of premiums and deposits on the discontinued products. Assets of the discontinued products were distinguished physically, operationally and for financial reporting purposes, from the remaining assets of the company.

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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Severance and Facilities Charges

During the three and nine months ended September 30, 1994, the company charged costs of $80 million and $131 million, respectively, to the severance and facilities reserve established in 1993 related to its cost reduction actions. Of the approximately 4,000 positions expected to be eliminated, approximately 2,600 had been eliminated by September 30, 1994 and the related severance benefits charged against the reserve. The remaining headcount reductions are expected to be completed by the first half of 1995. The annual after-tax savings of approximately $200 million related to these and other cost reduction actions are expected by 1995. The total estimated savings of approximately $200 million are expected to benefit individual segments by 1995 as follows:

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
                                                       _____
Total estimated savings............................... $ 200
                                                       _____
                                                       _____


(7)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $186.2 million and $228.9 million for the three months ended September 30, 1994 and 1993, respectively, and $574.3 million and $707.5 million for the nine months ended September 30, 1994 and 1993, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains and losses include losses of $26.1 million and $43.3 million for the three months ended September 30, 1994 and 1993, respectively, and losses of $136.2 million and $71.1 million for the nine months ended September 30, 1994 and 1993, respectively, allocable to experience rated contractholders. Realized capital gains and losses allocable to experience rated contractholders are deducted from net realized capital gains and losses reflected in the income statement and an offsetting amount is reflected on the balance sheet in policyholders' funds left with the company.

During the nine months ended September 30, 1994, the company sold a held for investment debt security with a carrying value of $7 million due to significant deterioration in the issuer's creditworthiness. The sale resulted in an after-tax loss of $1 million.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(8)  Federal and Foreign Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. At September 30, 1994, $431 million of net unrealized capital losses on available for sale debt and equity securities were reflected in shareholders' equity without deferred tax benefits. For federal tax reporting purposes, capital losses are deductible only against capital gains in the period of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, deferred tax benefits related to the $431 million of net unrealized losses were not reflected in shareholders' equity. This had no impact on net income for the three and nine months ended September 30, 1994.

In August 1993, the Omnibus Budget Reconciliation Act of 1993
(OBRA) was enacted which resulted in an increase in the federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. Federal income tax expense for the three and nine months ended September 30, 1993, included a deferred tax benefit of $27.4 million, offset by an increase in current taxes of $5.6 million, resulting from the enactment of OBRA.

(9)  Reinsurance

Ceded earned premiums were $.3 billion and $.2 billion for the three months ended September 30, 1994 and 1993, respectively and $.9 billion and $.8 billion for the nine months ended September 30, 1994 and 1993, respectively. Ceded current and future benefits were $.2 billion and $.1 billion for the three months ended September 30, 1994 and 1993, respectively, and $.9 billion for both the nine months ended September 30, 1994 and 1993.

(10) Debt

Effective July 27, 1994, the company entered into new credit facilities aggregating $1 billion with a group of worldwide banks. One $500 million facility terminates in July 1995 and the other $500 million facility terminates in July 1999. Various interest rate options are available under each facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from .08% to .375% per annum under the short-term credit agreement and from .1% to .5% per annum under the medium-term credit agreement, depending upon the company's long-term senior unsecured debt rating. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. These facilities also support the company's commercial paper borrowing program.

On June 15, 1993, the company redeemed $200 million principal amount of its 8 1/8% Debentures whose scheduled maturity was 2007. The company recognized an extraordinary loss on the debenture redemption of $4.7 million (after taxes of $2.4 million).

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10) Debt (Continued)

During the third quarter of 1993, the company issued $200 million of 6 3/8% Notes due in 2003, $200 million of 6 3/4% Debentures due in 2013 and $200 million of 7 1/4% Debentures due in 2023. The proceeds were primarily used to repay commercial paper borrowings, a significant portion of which was incurred in connection with the retirement of debt discussed above. The remaining proceeds were used for general corporate purposes. A total of $550 million of securities remains available for sale under two effective shelf registration statements.

Pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission ("the Commission") a finance subsidiary may offer and sell up to $500 million of preferred securities, guaranteed by the company. The proceeds from any sale of these securities would be loaned from the subsidiary to the company and, except as may otherwise be noted in any offering documents related to such securities, used for general corporate purposes.

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

(12)  Supplemental Cash Flow Information

Significant non-cash investing and financing activities include acquisition of real estate through foreclosures of mortgage loans amounting to $462 million and $254 million for the nine months ended September 30, 1994 and 1993, respectively.

(13)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding, including common share equivalents. There is not a significant difference between primary and fully diluted earnings per share.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(14)  Commitments and Contingent Liabilities

Asbestos and Environmental-Related Claims

Reserving for asbestos and environmental-related claims is subject to significant uncertainties. Because of these significant uncertainties and the likelihood that they will not be resolved in the near future, management is unable to make a reasonable estimate as to the ultimate amount of losses for all asbestos and environmental-related claims and related litigation expenses and as such is unable to determine whether or not the adverse effect of such losses will be material to the company's future results, liquidity and/or capital resources. Reserves for asbestos and environmental-related liabilities are evaluated by management regularly, and, subject to the significant uncertainties mentioned above, adjustments are made to such reserves as developing loss patterns and other information appear to warrant. Asbestos and environmental-related loss and loss adjustment expense reserves, as reflected on the Consolidated Balance Sheets, were as follows (pretax and before reinsurance; in millions):

                                       September 30,      December 31,
                                          1994               1993
______________________________________________________________________
Environmental Liability                $   409            $   234
Asbestos Bodily Injury                     278                248
Asbestos Property Damage                    29                 29
                                       _______________________________
  Total Asbestos and
    Environmental-Related Reserves     $   716            $   511
                                       _______________________________
______________________________________________________________________



Commercial General Liability

The company has noted evidence of adverse loss developments in its commercial general liability line of business. The company believes that such developments largely are attributable to the unusual frequency and size of claims in this line of business.
The company also believes that the unusual frequency and size of construction defect claims brought against contractor policyholders (observed by the company in 1994) and the increasing size of other types of claims brought against contractor policyholders (observed by the company to be continuing in 1994) are contributing to these loss developments. While the company believes that it is reasonably possible that these adverse loss developments will continue, the company did not note additional evidence of such adverse loss development in the third quarter.
If these adverse loss developments continue, they would adversely affect the company's future results of operations, although the company is unable at this time to estimate the extent to which results would be affected. Management has and continues to review the factors contributing to these developments (by, for example, segregating and examining data on a policyholder by policyholder basis) and to adjust its reserves as more current data becomes available.

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

All of the suits alleged that the defendants violated various federal or state antitrust laws (or laws related to business trade practices) by, among other things, conspiring to restrict the terms and coverages of commercial general liability insurance and also reinsurance. The state suits seek civil penalties, unspecified damages and extensive injunctive relief. The private suits sought unspecified treble damages and broad injunctive relief.

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

On October 5, 1994, all of the plaintiffs signed a letter evidencing a settlement in principle of the litigation with all the defendants, including Aetna. The agreement provides that the defendants will pay plaintiffs an aggregate of $36 million plus the costs of class notice (currently estimated at $2 million). Aetna's share of the settlement is not material. The settlement is subject to court approval and notice to the class members.

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

           Independent Auditors' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1994 and 1993. These condensed consolidated financial statements are the responsibility of the company's management.

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




KPMG PEAT MARWICK LLP
Hartford, Connecticut
October 26, 1994

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Consolidated Results of Operations
__________________________________
Operating Summary
(Millions, except per share data)        Three Months Ended September 30      Nine Months Ended September 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums.............................  $ 2,858.7    $ 2,699.3       5.9%    $ 8,440.0    $ 8,010.4       5.4%
Net investment income................    1,111.2      1,212.9      (8.4)      3,358.7      3,715.4      (9.6)
Fees and other income................      446.9        375.4      19.0       1,356.0      1,198.8      13.1
Net realized capital gains (losses)..      (31.7)        40.5         -         (51.0)        73.3         -
                                       _________    _________               _________    _________
    Total revenue....................    4,385.1      4,328.1       1.3      13,103.7     12,997.9        .8

Current and future benefits..........    3,136.9      2,956.6       6.1       9,369.0      9,090.4       3.1
Operating expenses...................      870.4        892.8      (2.5)      2,749.8      2,708.4       1.5
Amortization of deferred policy
 acquisition costs...................      199.9        193.5       3.3         562.4        571.5      (1.6)
                                       _________    _________               _________    _________
    Total benefits and expenses......    4,207.2      4,042.9       4.1      12,681.2     12,370.3       2.5
                                       _________    _________               _________    _________

Income from continuing operations
 before income taxes, extraordinary
 item and cumulative effect
 adjustments.........................      177.9        285.2     (37.6)        422.5        627.6     (32.7)
Income taxes.........................       48.5         59.6     (18.6)        115.0        111.9       2.8
                                       _________    _________               _________    _________

Income from continuing operations
 before extraordinary item and
 cumulative effect adjustments.......      129.4        225.6     (42.6)        307.5        515.7     (40.4)
Discontinued operations, net of tax..          -            -         -             -         27.0    (100.0)
                                       _________    _________               _________    _________
Income before extraordinary item and
 cumulative effect adjustments.......      129.4        225.6     (42.6)        307.5        542.7     (43.3)
Extraordinary loss on debenture
 redemption, net of tax..............          -            -         -             -         (4.7)    100.0
Cumulative effect adjustments,
 net of tax..........................          -            -         -             -        227.8    (100.0)
                                       _________    _________               _________    _________

    Net income.......................  $   129.4    $   225.6     (42.6)    $   307.5    $   765.8     (59.8)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Net realized capital gains (losses),
 net of tax (included above).........  $   (20.2)   $    29.1         -     $   (35.7)   $    48.9         -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Results per common share:
Income from continuing operations
 before extraordinary item and
 cumulative effect adjustments.......  $    1.15    $    2.03     (43.3)    $    2.73    $    4.65     (41.3)
Discontinued operations, net of tax..          -            -         -             -          .25    (100.0)
                                       _________    _________               _________    _________
Income before extraordinary item and
 cumulative effect adjustments.......       1.15         2.03     (43.3)         2.73         4.90     (44.3)
Extraordinary loss on debenture
 redemption, net of tax..............          -            -         -             -         (.04)    100.0
Cumulative effect adjustments,
 net of tax..........................          -            -         -             -         2.06    (100.0)
                                       _________    _________               _________    _________

    Net income.......................  $    1.15    $    2.03     (43.3)    $    2.73    $    6.92     (60.5)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________


Overview
________

Net income was $129 million and $308 million for the three and nine months ended September 30, 1994, respectively, compared with $226 million and $766 million for the same periods a year ago. There are a number of factors impacting the comparison of third quarter and year-to-date 1994 and 1993 results.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Results for the three and nine months ended September 30, 1994 included after-tax catastrophe losses of $28 million and $181 million, respectively. Year-to-date 1994 catastrophe losses related primarily to the Los Angeles earthquake and the severe winter weather occurring in January and February. Catastrophe losses in the third quarter of 1994 resulted primarily from the company's revised estimate of such losses. Catastrophe losses for the three and nine months ended September 30, 1993 were $18 million and $65 million (after-tax), respectively.

Third quarter and year-to-date results in 1994 also reflected losses related to prior year reserve development in the Commercial Property-Casualty segment. Such losses were largely environmental-related and were $68 million and $185 million (after tax and net of reinsurance) for the three and nine months ended September 30, 1994, respectively, compared with $34 million and $70 million, respectively, in the same periods of 1993. (Please see "Commercial Property-Casualty" on pages 31 through 34.)

Results for the nine months ended September 30, 1994 included after-tax reductions of prior year loss reserves in the personal auto business of $61 million compared with $9 million for the same period a year ago. (Please see "Personal Property-Casualty" on pages 35 and 36.)

Third quarter and year-to-date results in 1993 included losses on discontinued products of $38 million and $11 million ($13 million and $15 million excluding net realized capital gains and losses), respectively. Results of discontinued products for the three and nine months ended September 30, 1994 were charged against the reserve for anticipated future losses and did not impact the net income of the company. (Please see pages 28 through 30 for a discussion of discontinued products.)

In August 1993, the Omnibus Budget Reconciliation Act of 1993
(OBRA) was enacted, increasing the federal corporate tax rate from 34% to 35% retroactive to January 1, 1993. Federal income tax expense for the three and nine months ended September 30, 1993 included a deferred benefit of $27 million, offset by an increase in current taxes of $6 million, resulting from the enactment of OBRA.

Year-to-date net income in 1993 reflected a net cumulative effect benefit of $228 million relating to changes in accounting for (i) discounting workers' compensation life table indemnity reserves ($250 million after-tax benefit), (ii) postemployment benefits ($48 million after-tax charge) and (iii) retrospectively rated reinsurance contracts ($26 million after-tax benefit).

Year-to-date net income in 1993 included a gain from discontinued operations of $27 million realized on the redemption of preferred stock received in connection with the 1992 sale of American Re-
Insurance Company and a $5 million extraordinary loss on redemption of debentures.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Income from continuing operations before extraordinary item and cumulative effect adjustments for the three and nine months ended
September 30, 1994 decreased by $96 million and $208 million, respectively, compared with the same periods a year ago.

Net realized capital losses were $20 million and $36 million (after-tax) for the three and nine months ended September 30, 1994, respectively, compared with net realized capital gains of $29 million and $49 million, respectively, for the same periods a year ago.

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses included in the results of continuing operations, allocable to experience rated pension contractholders, and supporting discontinued products for the three and nine months ended September 30 were as follows (in millions):

                                           Three Months Ended September 30    Nine Months Ended September 30
                                           _______________________________    ______________________________
                                                 1994         1993                 1994         1993
                                                 ____         ____                 ____         ____
Net realized capital gains (losses)
  from sales.................................    $  (1.4)     $ 110.4              $  26.0      $ 298.4

Realized capital losses from additions to
  reserves for mortgage loans and real estate      (17.9)       (79.2)               (59.9)      (244.3)

Realized capital losses from write-downs
  of debt and equity securities..............        (.9)        (2.1)                (1.8)        (5.2)
                                                 _______      _______              _______      _______

Net realized capital gains (losses) from
  continuing operations......................    $ (20.2)     $  29.1              $ (35.7)     $  48.9
                                                 _______      _______              _______      _______
                                                 _______      _______              _______      _______

Net realized capital losses allocable to
  experience rated pension contractholders
  (excluded above)...........................    $ (16.9)     $ (28.1)             $ (88.5)     $ (46.4)
                                                 _______      _______              _______      _______
                                                 _______      _______              _______      _______

Net realized capital losses on assets
  supporting discontinued products
  (excluded above)...........................    $ (60.5)*         **              $(114.8)*         **
                                                 _______      _______              _______      _______
                                                 _______      _______              _______      _______

*  Net realized capital losses of $60.5 million and $114.8 million for the three and nine months ended September 30, 1994, respectively, on assets supporting discontinued products were charged to the reserve for future losses on discontinued products.  (Please see "Financial
   Services - Discontinued Products" on page 28.)
** Net realized capital losses of $24.6 million and gains of $4.1 million for the three and nine months ended September 30, 1993, respectively, on assets supporting discontinued products are included in the $29.1 million and $48.9 million of capital gains, respectively, shown above.


Net realized capital gains from sales for the nine months ended September 30, 1994, as presented above, include a $14 million gain resulting from the sale of a portion of an unconsolidated subsidiary. Net realized capital gains from sales for the three and nine months ended September 30, 1993 were primarily attributable to bond sales. Net realized capital gains from sales for the nine months ended September 30, 1993 also included a $12 million loss on the sale of the U.K. life and investment management operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Health and Life Insurance and Services
______________________________________
Operating Summary
(Millions)                               Three Months Ended September 30      Nine Months Ended September 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $ 1,499.1    $ 1,243.2     20.6%     $ 4,302.7    $ 3,661.4      17.5%
Net investment income...............       145.3        148.2     (2.0)         430.4        442.9      (2.8)
Fees and other income...............       335.6        279.2     20.2        1,008.1        867.2      16.2
Net realized capital gains (losses).        (8.6)        33.6        -          (29.7)        25.6         -
                                       _________    _________               _________    _________
   Total revenue....................     1,971.4      1,704.2     15.7        5,711.5      4,997.1      14.3

Current and future benefits.........     1,323.7      1,065.8     24.2        3,771.1      3,255.8      15.8
Operating expenses..................       501.7        453.8     10.6        1,501.7      1,313.2      14.4
Amortization of deferred policy
 acquisition costs..................         6.2          6.1      1.6           15.4         14.1       9.2
                                       _________    _________               _________    _________
   Total benefits and expenses......     1,831.6      1,525.7     20.0        5,288.2      4,583.1      15.4
                                       _________    _________               _________    _________

Income before income taxes..........       139.8        178.5    (21.7)         423.3        414.0       2.2
Income taxes........................        52.2         65.6    (20.4)         157.7        147.7       6.8
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments.................   $    87.6    $   112.9    (22.4)     $   265.6    $   266.3       (.3)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $    (5.9)   $    21.0        -      $   (20.0)   $    12.7         -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________


Health and Life Insurance and Services income before cumulative effect adjustments for the three and nine months ended September 30, 1994 decreased by $25 million and $1 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and nine months increased $2 million and $32 million, respectively, from the prior year.

Third quarter and year-to-date 1994 results (excluding net realized capital gains and losses) reflected favorable medical claim experience and increased premium and fee revenue due to growth in the number of managed care members, partially offset by an increase in managed care-related operating expenses to meet both current and future needs.

The number of members covered under health care arrangements was
15.7 million and 15.0 million at September 30, 1994 and December 31, 1993, respectively. The number of managed care-related members was 6.9 million and 5.4 million at September 30, 1994 and December 31, 1993, respectively.

Although enactment of comprehensive health care reform legislation at the federal level was a key priority of both the Clinton Administration ("the Administration") and many members of Congress in 1994, Congress adjourned without passing new legislation. The company anticipates that the Administration and others will re-introduce health care reform legislation in 1995. The company also expects that health care reform efforts will continue at the state level. Since the company's managed care business is centered around local markets where state regulation plays a significant role, the company continues to monitor these efforts closely. At this time management is unable to predict the nature of any such legislation, the outcome of any such initiatives, or what effect any resulting legislation would have on the company's health business.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Financial Services
__________________
Operating Summary
(Millions)                               Three Months Ended September 30      Nine Months Ended September 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums...........................    $    61.4    $    62.1     (1.1)%    $   189.3    $   170.0     11.4%
Net investment income..............        679.8        755.9    (10.1)       2,056.5      2,306.0    (10.8)
Fees and other income..............         60.4         52.6     14.8          188.9        157.3     20.1
Net realized capital gains (losses)         (7.3)       (23.5)    68.9           (9.4)         5.5        -
                                       _________    _________               _________    _________
   Total revenue...................        794.3        847.1     (6.2)       2,425.3      2,638.8     (8.1)

Current and future benefits........        692.0        767.1     (9.8)       2,101.6      2,302.6     (8.7)
Operating expenses.................         79.4         91.9    (13.6)         242.6        283.3    (14.4)
Amortization of deferred policy
  acquisition costs................          5.8          4.5     28.9           17.1         11.4     50.0
                                       _________    _________               _________    _________
   Total benefits and expenses.....        777.2        863.5    (10.0)       2,361.3      2,597.3     (9.1)
                                       _________    _________               _________    _________

Income (loss) before income taxes..         17.1        (16.4)       -           64.0         41.5     54.2
Income tax (benefits) expenses.....         (3.1)        (8.1)    61.7            6.7          1.5        -
                                       _________    _________               _________    _________

Income (loss) before cumulative
 effect adjustments................    $    20.2    $    (8.3)       -      $    57.3    $    40.0     43.3
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Deposits not included in premiums
  above (a)........................    $ 1,215.6    $ 1,456.0    (16.5)     $ 3,898.2    $ 4,107.7     (5.1)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Net realized capital gains (losses),
  net of tax (included above)......    $    (4.7)   $   (12.5)    62.4      $    (7.3)   $     6.8        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital losses, net
  of tax, allocable to experience
  rated pension contractholders
  (excluded above).................    $   (19.5)   $   (26.6)    26.7      $   (84.6)   $   (43.8)   (93.2)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital losses, net
  of tax, on assets supporting
  discontinued products
  (excluded above).................    $   (60.5)(b)      (c)        -      $  (114.8)(b)      (c)        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

(a) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.
(b) Net realized capital losses of $60.5 million and $114.8 million for the three and nine months ended
    September 30, 1994, respectively, on assets supporting discontinued products were charged to the reserve for anticipated future losses on discontinued products.
(c) Net realized capital losses of $24.6 million and gains of $4.1 million for the three and nine months ended September 30, 1993, respectively, on assets supporting discontinued products are included in the $12.5 million capital loss and $6.8 million capital gain shown above.


Total Segment Results

Financial Services income before cumulative effect adjustments for the three and nine months ended September 30, 1994 increased by $29 million and $17 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and nine months increased $21 million and $31 million, respectively, from the prior year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Third quarter and year-to-date 1993 results included losses (excluding net realized capital gains and losses) on discontinued products of $13 million and $15 million, respectively. Year-to-date results of discontinued products in 1993 included $28 million of gains on futures contracts and other one-time adjustments. Results of discontinued products for the three and nine months ended September 30, 1994 were charged against the reserve for future losses and did not impact the net income of the segment. (Please see page 28 for a discussion of the results of discontinued products.)

Excluding the effects of net realized capital gains and losses, total segment results for the three and nine months ended September 30, 1994 reflected increased earnings in both the continuing large case pension businesses and in the annuity and small case pension businesses, as compared with the same periods a year ago. Third quarter and year-to-date results in 1994 benefited from lower operating expenses. Third quarter and year-to-date results in 1994 also reflected decreases in net investment income, partially offset by reductions in interest credited to contractholders. The decline in net investment income was driven principally by lower yields on the bond portfolio, and is expected to continue. Year-to-date results in 1993 reflected $10 million of non-recurring charges.

Pension and annuity assets under management were $65.9 billion and $66.6 billion, at September 30, 1994 and 1993, respectively. Assets under management attributable to fully guaranteed and experience rated lines of business decreased, while assets attributable to non-guaranteed lines of business increased, from September 30, 1993 to September 30, 1994.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Large case experience rated pension contractholder and participant directed withdrawals were as follows (excluding transfers to other company products) for the three and nine month periods ended
September 30 (in millions):

                                     Three Months Ended September 30    Nine Months Ended September 30
                                     _______________________________    _______________________________
                                           1994          1993                1994          1993
                                           ____          ____                ____          ____
Scheduled contract maturities
 and benefit payments: (1).........        $  274.6      $  263.5            $  776.5      $  802.0
                                           ________      ________            ________      ________
                                           ________      ________            ________      ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments (2)..........        $   70.0      $  248.2            $  382.0      $  738.4
                                           ________      ________            ________      ________
                                           ________      ________            ________      ________

Participant directed withdrawals...        $   96.6      $   50.1            $  205.2      $  172.7
                                           ________      ________            ________      ________
                                           ________      ________            ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Contractholder withdrawals in 1993 included withdrawals made in connection with the fourth quarter 1992 conversion offer.


The level of contractholder withdrawals is affected by such factors as returns available from other comparable investments, declines in contractholder confidence resulting from, among other things, ratings downgrades or perceived financial difficulties in the industry, and efforts by contractholders to diversify among investment managers.

Discontinued Products

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products which include guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs"). As a result of this decision, the company established a reserve of $1,270 million at December 31, 1993 for anticipated future losses on these products. Losses on discontinued products for the three and nine months ended September 30, 1994, as shown below, were charged to the reserve and did not affect the company's results of operations. Results of discontinued products for the three and nine months ended September 30 were as follows (in millions):

                                              Three Months Ended September 30
                                             __________________________________________
                                                           1994                   1993
                                             _________________________________    _____
                                             GICs        SPAs        Total        Total
                                             ____        ____        _____        _____
Negative interest margin (a).............    $  (22.2)   $    (.1)   $  (22.3)    $  (24.6)
Net realized capital losses..............       (47.8)      (12.7)      (60.5)       (24.6)
Interest earned on receivable from
  continuing operations..................         3.1         4.6         7.7            -
Other, net...............................         (.6)        1.2          .6         11.6
                                             ________    ________    ________     ________

Results of discontinued products,
  after-tax..............................    $  (67.5)   $   (7.0)   $  (74.5)    $  (37.6)
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

Results of discontinued products, pretax.    $ (103.1)   $   (7.3)   $ (110.4)    $  (63.3)
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

                                               Nine Months Ended September 30
                                             __________________________________________
                                                           1994                   1993
                                             _________________________________    _____
                                             GICs        SPAs        Total        Total
                                             ____        ____        _____        _____
Negative interest margin (a).............    $  (64.6)   $   (2.3)   $  (66.9)    $  (65.2)
Net realized capital gains (losses)......       (85.0)      (29.8)     (114.8)         4.1
Interest earned on receivable from
  continuing operations..................         9.3        13.6        22.9            -
Non-recurring gains on futures contracts.           -           -           -         18.8
Other, net...............................         2.9         6.2         9.1         31.3
                                             ________    ________    ________     ________

Results of discontinued products,
  after-tax..............................    $ (137.4)      (12.3)   $ (149.7)    $  (11.0)
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

Results of discontinued products, pretax.    $ (211.5)   $  (18.8)   $ (230.3)    $  (22.4)
                                             ________    ________    ________     ________
                                             ________    ________    ________     ________

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts exceeds interest earned on invested assets supporting such contracts.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1994 was as follows (pretax, in millions):

                                   Nine Months Ended September 30, 1994
                                   ____________________________________
                                   GICs        SPAs        Total
                                   ____        ____        _____
Reserve at December 31, 1993.....  $  600.0    $  670.0    $1,270.0
Loss on discontinued products....    (211.5)      (18.8)     (230.3)
                                   ________    ________    ________
Reserve at September 30, 1994....  $  388.5    $  651.2    $1,039.7
                                   ________    ________    ________
                                   ________    ________    ________

The reserve for anticipated future losses on discontinued products represents the present value of anticipated net cash flow shortfalls as the liabilities on these products are run off. Such net cash flow shortfalls include losses from anticipated negative interest margins, future capital losses, and operating expenses and other costs expected to be incurred as the liabilities are run off. At September 30, 1994 and December 31, 1993, estimated future after-tax capital losses of $131 million and $190 million ($201 million and $292 million, pretax), respectively, attributable to mortgage loans and real estate supporting GICs, and $51 million and $70 million ($79 million and $108 million, pretax), respectively, attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Included in the $85 million and $30 million of net realized capital losses on GICs and SPAs, respectively, for the nine months ended September 30, 1994, are losses from the sales of bonds of $26 million and $11 million, respectively. As a result of selling bonds and realizing losses, the anticipated future losses associated with negative interest margin is expected to be reduced in the future. Calculation of the losses on discontinuance required projection of both the amount and the timing of cash flows over approximately the next 30 years, including projections of, among other things, future investment results, participant withdrawal and mortality rates, and cost of asset management and customer service. Projections of future investment results took into account both industry and company data and were based on recent performance of mortgage loan and real estate assets, assumptions regarding levels of future defaults and prepayments, and assumptions regarding future real estate market conditions, which assumptions management believes reasonable. Management continues to believe that the reserve for anticipated future losses will be adequate to provide for the future losses associated with the run-off of the liabilities.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

At September 30, 1994 and December 31, 1993, assets under management supporting GICs were $7.9 billion and $9.1 billion, respectively. Assets under management supporting SPAs at September 30, 1994 and December 31, 1993 were $5.1 billion and $5.6 billion, respectively.

Scheduled contract maturities and benefit payments and participant directed withdrawals on GICs and SPAs for the three months ended
September 30 were as follows (in millions):

                                           Three Months Ended September 30
                                         _______________________________________________
                                                        1994                       1993
                                         ____________________________________      _____
                                         GICs          SPAs          Total         Total
                                         ____          ____          _____         _____
Scheduled contract maturities
 and benefit payments (1)..........      $  424.0      $  135.6      $  559.6      $  584.5
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

Participant directed withdrawals...      $   29.8      $      -      $   29.8      $   49.4
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


Scheduled contract maturities and benefit payments and participant directed withdrawals on GICs and SPAs for the nine months ended
September 30 were as follows (in millions):

                                            Nine Months Ended September 30
                                         _______________________________________________
                                                        1994                       1993
                                         ____________________________________      _____
                                         GICs          SPAs          Total         Total
                                         ____          ____          _____         _____
Scheduled contract maturities
 and benefit payments: (1).........      $1,507.7      $  399.5      $1,907.2      $1,767.2
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

Participant directed withdrawals...      $  155.9      $      -      $  155.9      $  187.3
                                         ________      ________      ________      ________
                                         ________      ________      ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on, invested assets.

(Please see "General Account Investments" on page 38 for a discussion of investments supporting discontinued products.)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Commercial Property-Casualty Insurance and Services
___________________________________________________
Operating Summary
(Millions)                              Three Months Ended September 30       Nine Months Ended September 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $   753.2    $   751.9       .2      $ 2,282.0    $ 2,335.7     (2.3)%
Net investment income...............       176.6        188.2     (6.2)         524.4        577.9     (9.3)
Fees and other income...............        25.8         29.8    (13.4)          84.8        106.3    (20.2)
Net realized capital gains (losses).       (17.1)        21.1        -          (13.8)        56.9        -
                                       _________    _________               _________    _________
   Total revenue....................       938.5        991.0     (5.3)       2,877.4      3,076.8     (6.5)

Current and future benefits.........       665.7        617.7      7.8        2,137.1      1,959.4      9.1
Operating expenses..................       188.5        199.7     (5.6)         630.9        678.0     (6.9)
Amortization of deferred policy
 acquisition costs..................        95.0         92.1      3.1          267.1        270.1     (1.1)
                                       _________    _________               _________    _________
   Total benefits and expenses......       949.2        909.5      4.4        3,035.1      2,907.5      4.4
                                       _________    _________               _________    _________

Income (loss) before income taxes...       (10.7)        81.5        -         (157.7)       169.3        -
Income tax (benefits) expenses......        (8.5)        (1.3)       -          (75.6)        11.4        -
                                       _________    _________               _________    _________

Income (loss) before cumulative
 effect adjustments..................  $    (2.2)   $    82.8        -      $   (82.1)   $   157.9        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
 net of tax (included above).........  $   (11.3)   $    12.9        -      $    (9.2)   $    36.4        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Statutory combined loss and
 expense ratio (1)..................       125.6%       111.9%       -          129.6%       115.7%       -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
GAAP combined loss and expense
 ratio (1)..........................       118.8%       111.9%       -          127.2%       115.2%       -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Catastrophe loss ratio
 (included in combined ratios above)         3.3%         2.8%       -            7.2%         2.2%       -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

(1) The difference between the statutory and GAAP combined loss and expense ratios for the three and nine months of 1994 primarily reflects the establishment of a reserve for statutory purposes for severance and facilities charges which were previously reserved for on a GAAP basis.


Commercial Property-Casualty Insurance and Services results before cumulative effect adjustments for the three and nine months ended September 30, 1994 decreased $85 million and $240 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains and losses, results for the three and nine months decreased $61 million and $194 million, respectively, from the prior year.

Catastrophe losses for the three and nine months ended September 30, 1994 were $16 million and $105 million, respectively, compared with $14 million and $34 million for the same periods a year ago. Third quarter catastrophe losses in 1994 included $12 million ($32 million pretax and before reinsurance) resulting from the company's revised estimate of its losses incurred from the Los Angeles earthquake. Year-to-date catastrophe losses in 1994 included $100 million ($309 million pretax and before reinsurance) from the Los Angeles earthquake and the severe winter weather occurring in January and February of 1994.

Three and nine month results in 1994 also reflected reduced operating expenses and lower net investment income (driven by lower interest rates) than in the same periods a year ago.

Premium revenue for the nine months ended September 30, 1994 was approximately 2 percent lower than in the same period a year ago, due to stricter general liability underwriting, reduced workers' compensation exposure (in certain states where that business does not offer the potential to achieve acceptable financial returns) and the current competitive marketplace.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Commercial Property-Casualty Insurance and Services (Continued)
_______________________________________________________________

Third quarter and year-to-date results in 1993 benefited from a net tax benefit of $22 million related to the enactment of OBRA in August 1993 (primarily from revaluing the deferred tax asset).

Third quarter and year to-date results in 1994 reflected losses related to prior year reserve development which were $34 million and $115 million higher (after-tax and net of reinsurance) than in the same periods of 1993. Such losses during the three and nine months ended September 30, 1994 were primarily for environmental-related, general and product liability claims. During the third quarter of 1994, $30 million ($49 million pretax and before reinsurance) was added to environmental claims reserves. Of the amount added to environmental-related claims reserves in the third quarter of 1994, $23 million ($37 million pretax and before reinsurance) related to estimated indemnity-related liabilities and $7 million ($12 million pretax and before reinsurance) related to litigation expenses.

The company continues to gather and analyze developing legal and factual information on known environmental-related claims and to reassess its reserving techniques in order to determine whether it can reasonably estimate the likelihood and amount of its liability for such claims. For instance, as claims in litigation mature and approach the trial stage, the company obtains information that may allow it to estimate exposure on certain of the claims involved in the litigation and policyholders may seek to settle their claims with the company. As a result of the company's reserving and information gathering processes, which are on-going, the company has increased its environmental-liability reserves in 1994. The estimation of reserves for reported environmental claims is difficult and likely to change as additional information emerges.

The company is continuously involved in lawsuits regarding policy coverage and judicial interpretation of legal liability for environmental pollution, asbestos-related and other long-term exposure claims. The lack of developed case law, as evidenced by the coverage lawsuits, is one of the significant uncertainties that affects the company's ability to estimate future losses for these types of claims. The company and the insurance industry are litigating issues that will ultimately determine, in many cases, whether and to what extent insurance coverage exists. Certain insureds have presented the company with particularly large claims for coverage in coverage dispute cases due primarily to the number of sites alleged to be covered, the nature of the business conducted and the alleged scope of coverage. Two cases involving such insureds are scheduled to begin trial before juries in early 1995 with respect to a portion of the sites alleged to be subject to coverage.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Commercial Property-Casualty Insurance and Services (Continued)
_______________________________________________________________

Numerous liability claims for bodily injury have been asserted against major producers of asbestos and asbestos products, some of which are insureds of the company. Also, over the last few years, asbestos bodily injury claims have been filed by plaintiffs against entities that installed products that contained asbestos and/or produced products that contained asbestos, and some producers have attempted to recharacterize asbestos bodily injury product liability claims in an effort to avoid applicable policy coverage limits. The company is currently involved in binding arbitration with one such major producer that had exhausted applicable policy limits on asbestos products claims and is awaiting the arbitrator's decision, which is appealable to a panel of arbitrators. In addition to bodily injury claims, property-damage claims have been brought against the company's insureds seeking reimbursement for the expense of replacing insulation material and other building components made of asbestos.

Because of significant legal and factual uncertainties and the likelihood that these uncertainties will not be resolved in the near future, management is unable to make a reasonable estimate as to the ultimate amount or reasonable range of losses for environmental and asbestos-related claims. Future results of the company are expected to be affected adversely by losses for environmental and asbestos-related claims and related litigation expenses. Management is unable to determine whether or not such effect will be material to the company's future results, liquidity and/or capital resources.

Congress was scheduled to reauthorize the Superfund law in 1994, but adjourned before voting on it, so the reauthorization will now be scheduled for the 1995-1996 Congress. There continues to be substantial dissatisfaction among insurance and business groups and others with the current law, particularly with respect to the law's cleanup requirements and liability provisions, and there is general recognition that major reforms are needed. If legislation comparable to the 1994 bills were enacted, it could reduce the insurance industry's and the company's potential environmental liability exposure related to Superfund, in return for new federal taxes on the insurance industry. However, Superfund reform would not directly affect the numerous environmental liability claims against the company resulting from state and other federal environmental cleanup programs. At this time, it is too early to determine whether the law will be reauthorized and reformed in 1995-1996, what the substance of the enacted legislation will be, or what the effect of any such reforms will be on the company.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Commercial Property-Casualty Insurance and Services (Continued)
_______________________________________________________________

The company has noted evidence of adverse loss developments in its commercial general liability line of business. The company believes that such developments largely are attributable to the unusual frequency and size of claims in this line of business.
The company also believes that the unusual frequency and size of construction defect claims brought against contractor policyholders (observed by the company in 1994) and the increasing size of other types of claims brought against contractor policyholders (observed by the company to be continuing in 1994) are contributing to these loss developments. While the company believes that it is reasonably possible that these adverse loss developments will continue, the company did not note additional evidence of such adverse loss development in the third quarter.
If these adverse loss developments continue, they would adversely affect the company's future results of operations, although the company is unable at this time to estimate the extent to which results would be affected. Management has and continues to review the factors contributing to these developments (by, for example, segregating and examining data on a policyholder by policyholder basis) and to adjust its reserves as more current data becomes available.

For additional discussion of property-casualty reserves, please see the company's 1993 Annual Report to Shareholders, 1993 Form
10-K, March 31, 1994 Form 10-Q and June 30, 1994 Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Personal Property-Casualty
__________________________
Operating Summary
(Millions)                              Three Months Ended September 30       Nine Months Ended September 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $   325.1    $   371.1     (12.4)%   $ 1,007.7    $ 1,127.1     (10.6)%
Net investment income...............        40.8         46.3     (11.9)        122.1        146.5     (16.7)
Fees and other income...............         1.0          2.7     (63.0)          5.0          7.3     (31.5)
Net realized capital gains (losses).         1.3          6.3     (79.4)         (4.0)         1.1         -
                                       _________    _________               _________    _________
   Total revenue....................       368.2        426.4     (13.6)      1,130.8      1,282.0     (11.8)

Current and future benefits.........       254.7        270.7      (5.9)        759.8        870.9     (12.8)
Operating expenses..................        25.8         46.0     (43.9)        118.0        146.6     (19.5)
Amortization of deferred policy
 acquisition costs..................        78.0         77.2       1.0         221.8        233.7      (5.1)
                                       _________    _________               _________    _________
   Total benefits and expenses......       358.5        393.9      (9.0)      1,099.6      1,251.2     (12.1)
                                       _________    _________               _________    _________

Income before income taxes..........         9.7         32.5     (70.2)         31.2         30.8       1.3
Income taxes........................         1.6          6.1     (73.8)          6.8           .7         -
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments.................   $     8.1    $    26.4     (69.3)    $    24.4    $    30.1     (18.9)
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $     1.0    $     3.6     (72.2)    $    (2.7)   $      .2         -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

Statutory combined loss and
 expense ratio (1)..................       126.8%       106.7%        -         115.8%       112.8%        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
GAAP combined loss and expense
 ratio (1)..........................       108.6%       105.5%        -         109.5%       111.7%        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Catastrophe loss ratio
 (included in combined ratios above)         5.9%         1.7%        -          10.6%         4.1%        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________

(1) The difference between the statutory and GAAP combined loss and expense ratios for the three and nine months of 1994 primarily reflects the settlement of Proposition 103 claims for statutory purposes which had previously been reserved for on a GAAP basis.


Personal Property-Casualty results before cumulative effect adjustments for the three and nine months ended September 30, 1994 decreased $18 million and $6 million, respectively, from the same periods a year ago. Excluding net realized capital gains and losses, results for the three and nine months ended September 30, 1994 decreased $16 million and $3 million, respectively, over the same periods a year ago.

Catastrophe losses for the three and nine months ended September 30, 1994 were $11 million and $76 million, respectively, compared with $4 million and $31 million for the same periods a year ago. Year-to-date catastrophe losses in 1994 included $71 million ($125 million pretax and before reinsurance) resulting from the Los Angeles earthquake and the severe winter weather occurring in January and February of 1994. Third quarter catastrophe losses in 1994 included $10 million ($16 million pretax and before reinsurance) from the company's revised estimate of such losses.

Third quarter and year-to-date results in 1994 also reflected a reduction in operating expenses ($10 million from non-recurring items) from the same periods a year ago, primarily due to exiting of unprofitable markets and management's continuing focus on lowering costs. Partially offsetting this favorable impact to income for the same periods of 1994 is lower net investment income and higher reinsurance costs.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Personal Property-Casualty (Continued)
______________________________________

Premiums decreased during the three and nine months ended September 30, 1994, primarily due to an 11% reduction in personal automobile policies-in-force over the same periods a year ago, reflecting the company's effort to withdraw from, or reduce exposure to, personal automobile insurance in certain states where management has concluded that it is not in the company's best interest to continue selling personal automobile insurance.

Year-to-date results in 1994 included after-tax reductions of prior year loss reserves of $61 million compared with reductions of prior year loss reserves of $9 million for the same period a year ago. These reductions in prior year loss reserves reflected favorable loss trends experienced in the personal auto business. Reserve releases also included $10 million related to the New Jersey Market Transition Facility. The company released these reserves because its potential liability to fund this residual automobile insurance market mechanism has been significantly limited as a result of the settlement of litigation between the insurance industry and the State of New Jersey.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

International
_____________
Operating Summary
(Millions)                              Three Months Ended September 30       Nine Months Ended September 30
                                       __________________________________   __________________________________
                                       1994         1993         % Change   1994         1993         % Change
                                       ____         ____         ________   ____         ____         ________
Premiums............................   $   219.9    $   271.0    (18.9)%    $   658.3    $   716.2      (8.1)%
Net investment income...............        68.7         74.3     (7.5)         225.3        242.1      (6.9)
Fees and other income...............        24.1         11.1    117.1           69.2         60.7      14.0
Net realized capital gains (losses).           -          3.0   (100.0)           5.9        (15.8)        -
                                       _________    _________               _________    _________
   Total revenue....................       312.7        359.4    (13.0)         958.7      1,003.2      (4.4)

Current and future benefits.........       200.8        235.3    (14.7)         599.4        701.7     (14.6)
Operating expenses..................        75.0        101.4    (26.0)         256.6        287.3     (10.7)
Amortization of deferred policy
 acquisition costs..................        14.9         13.6      9.6           41.0         42.2      (2.8)
                                       _________    _________               _________    _________
   Total benefits and expenses......       290.7        350.3    (17.0)         897.0      1,031.2     (13.0)
                                       _________    _________               _________    _________

Income (loss) before income taxes...        22.0          9.1    141.8           61.7        (28.0)        -
Income tax expenses (benefits)......         6.3         (2.7)       -           19.4        (49.4)        -
                                       _________    _________               _________    _________

Income before cumulative
 effect adjustments.................   $    15.7    $    11.8     33.1      $    42.3    $    21.4      97.7
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $      .7    $     4.1    (82.9)     $     3.5    $    (7.2)        -
                                       _________    _________               _________    _________
                                       _________    _________               _________    _________


International income before cumulative effect adjustments for the three and nine months ended September 30, 1994 increased $4 million and $21 million, respectively, compared with the same periods a year ago. Net realized capital losses for the nine months ended September 30, 1993 included an after-tax capital loss of $12 million realized on the sale of the U.K. life and investment management operations. Excluding net realized capital gains and losses, results for the three and nine months ended September 30, 1994 increased $7 million and $10 million, respectively, compared with the same periods a year ago.

Third quarter and year-to-date results in 1994 reflect increased earnings in the Pacific Rim and Canada. Year-to-date results in 1994 also reflected increased earnings from the company's increased investment in a Mexican insurance operation. Nine month results in 1993 reflected losses from the U.K. life and investment management operations and a $37 million tax benefit from prior year operating losses on those operations. Year-to-date results in 1993 were adversely affected by additions to loss and loss expense reserves for prior accident years of $20 million. These reserve additions reflected emerging losses in casualty, property and marine excess of loss coverage written by the company's U.K. reinsurance operation. The losses arose principally from prior year catastrophes in the discontinued marine line of business and from various non-U.S. property business exposures. The reserve additions also resulted from the refinement of the methodology used to establish and evaluate loss reserves for this business and from the availability of better information.

Results for the three and nine months ended September 30, 1994 reflect the company's change in accounting for an affiliate from the consolidated basis of accounting to the equity basis of accounting. This change resulted in decreases in total revenue of 13% and 5% for the three and nine months ended September 30, 1994, respectively, and decreases in total benefits and expenses of 14% and 5%, respectively, compared to the same periods of 1993. This change did not impact results of the segment in 1994.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments
___________________________

General account invested assets, net of related impairment reserves or write-downs, at September 30, 1994 and December 31, 1993 were as follows (in millions):

                                       September 30,       December 31,
                                           1994               1993
                                       _________________________________
Debt securities.......................     $ 37,782.3         $ 41,544.5
Mortgage loans........................       12,716.0           14,839.2
Real estate...........................        1,390.6            1,315.8
Equity securities.....................        1,688.6            1,658.9
Short term and other..................        2,206.5            2,097.4
                                       _________________________________
   Total invested assets..............     $ 55,784.0         $ 61,455.8
                                       _________________________________
                                       _________________________________


The decline in invested assets from December 31, 1993 to September 30, 1994 related principally to debt securities and mortgage loans. The decrease in debt securities was due principally to changes in market values of such securities. Interest rates rose from December 31, 1993 to September 30, 1994, causing a decrease in the value of debt securities and resulting in the change from unrealized gains to unrealized losses during this period. Debt securities included unrealized capital gains of $1.9 billion at December 31, 1993, compared with unrealized capital losses of $1.3 billion at September 30, 1994. Of such unrealized capital losses at September 30, 1994, $97 million and $442 million related to assets supporting discontinued products and experience rated pension contractholders, respectively.

The decrease in mortgage loans principally reflected prepayments and payments at maturity on mortgage loans. The decrease in mortgage loans also reflects the company's foreclosure of $462 million of mortgage loans (net of write-offs). Included in these foreclosures was a $220 million loan secured by an office building. The company maintained a specific reserve of $80 million relating to this loan which was provided for in prior years. The property was written down at the time of foreclosure to its estimated fair value.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Aetna's investment objective is to fund policyholder and certain corporate liabilities in a manner which enhances shareholder value, subject to appropriate risk constraints. It is the company's intention that this investment objective be met by a mix of investments which matches the characteristics (e.g., duration, cash flow variability) of the liabilities they support; diversifies the types of investment risks in its portfolios by interest rate, liquidity, credit and equity price risk; and achieves asset diversification by investment type, industry, issuer and geographic location. The company regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in the portfolios of assets which support the liabilities. Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average bond ratings and diversified sector exposure. In pursuing its investment and risk management objectives, the company utilizes assets whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the $37.8 billion debt securities portfolio, as of September 30, 1994 was as follows (in millions):

                                                 Amortized      Fair
                                                 Cost           Value
                                                 _________      _______
Collateralized mortgage obligations (including
  interest-only and principal-only strips)...... $ 3,619.1      $ 3,496.0
Treasury and agency strips:
  Principal.....................................   1,154.4          961.0
  Interest......................................     106.6           90.6
LIBOR notes.....................................      25.0           24.8
Yen notes.......................................      22.4           20.7
Warrants to purchase debt securities............      20.8            4.3
Mandatorily convertible preferred stock.........      17.9           17.4


Using financial modeling and other techniques, the company regularly evaluates the appropriateness of the investments relative to the company's management-approved investment guidelines and the business objectives of the portfolios (including evaluating the interest rate, liquidity, credit and equity price risk resulting from derivative and other portfolio activities). During the three and nine months ended September 30, 1994, the company operated within such investment guidelines by maintaining a mix of investments that diversifies its assets and matches the characteristics of the liabilities which they support. (Please see a discussion of the company's hedging activities on pages 47 and 48.)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of September 30, 1994 and December 31, 1993, the company's investments in debt securities represented 68% of total general account invested assets and were as follows (in millions):

                                       September 30,      December 31,
                                           1994               1993
                                       ________________________________
Supporting discontinued products           $ 7,051.1          $ 8,269.0
Supporting experience rated products        11,472.8           11,763.8
Supporting remaining products               19,258.4           21,511.7
                                       ________________________________
   Total                                   $37,782.3          $41,544.5
                                       ________________________________
                                       ________________________________


Included in the company's total debt security balances at September 30, 1994 and December 31, 1993 were the following categories of debt securities (in millions):

                                        September 30, 1994                    December 31, 1993
                                __________________________________   ___________________________________
                                      Supporting Experience Rated           Supporting Experience Rated
                                      Pension and Annuity Contracts         Pension and Annuity Contracts
                                      _____________________________         _____________________________
                                Total       Amount       % of Total   Total       Amount       % of Total
                                _____       ______       __________   _____       ______       __________
"Below investment grade"
 debt securities                $ 1,900.5   $   438.8    23.1%        $ 1,970.1   $  449.6     22.8%
Problem debt securities             198.1        21.2    10.7             196.1       26.6     13.6
Potential problem debt
 securities                         118.4        45.7    38.6             191.0       65.1     34.1


Management defines "problem debt securities" to be securities for which payment is in default, securities of issuers which are currently in bankruptcy or in out-of-court reorganizations, or securities of issuers for which bankruptcy or reorganization within six months is considered likely.

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

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities for the three and nine months ended September 30 was as follows (in millions):


                                       Three Months Ended          Nine Months Ended
                                          September 30,             September 30,
                                       ___________________       ___________________
                                        1994        1993         1994         1993
                                       _______     _______       ______      _______
Allocable to discontinued products     $   1.0     $    .5       $   2.9     $   3.1
Allocable to contractholders           $    .2     $    .4       $    .6     $   1.5
Allocable to remaining products        $    .9     $    .3       $   3.6     $   2.0

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

At September 30, 1994 and December 31, 1993, the carrying value (fair value) of collateralized mortgage obligations ("CMOs") was $3.5 billion and $6.3 billion, respectively. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the CMOs would be subject to repayment of principal earlier or later than originally anticipated. At September 30, 1994 and December 31, 1993, approximately 89% and 91%, respectively, of the company's CMO holdings consisted of sequential and planned amortization class bonds that are subject to less prepayment and extension risk than other CMO instruments.

Mortgage Loan Investments

As of September 30, 1994 and December 31, 1993, the company's mortgage loan investments, net of impairment reserves, supported the following types of business (in millions):

                                       September 30,      December 31,
                                           1994               1993
                                       _______________________________
Supporting discontinued products           $ 4,545.2         $ 5,419.1
Supporting experience rated products         4,034.4           4,732.7
Supporting remaining products                4,136.4           4,687.4
                                       _______________________________
   Total                                   $12,716.0         $14,839.2
                                       _______________________________
                                       _______________________________


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

                                   Balances at September 30, 1994    Balances at December 31, 1993
                                   ______________________________    ______________________________
                                   Specific   General                Specific   General
                                   Reserves   Reserve    Total       Reserves   Reserve    Total
                                   ________   _______    _____       ________   _______    _____
Allocable to the company*...       $  418.1   $  375.0   $  793.1    $  639.8   $  400.0   $1,039.8
Allocable to contractholders          196.6         **      196.6       268.5         **      268.5
                                   ________   ________   ________    ________   ________   ________

  Total.....................       $  614.7   $  375.0   $  989.7    $  908.3   $  400.0   $1,308.3
                                   ________   ________   ________    ________   ________   ________
                                   ________   ________   ________    ________   ________   ________

*  Includes total reserves of $464.4 million ($232.3 million of specific reserves and $232.1 million of general reserves) allocated to discontinued products at September 30, 1994 and total reserves of $647.2 million ($406.0 million of specific reserves and $241.2 million of general reserves)
   allocated to discontinued products at December 31, 1993.  (Please see "Financial Services" on
   page 29 for a discussion of anticipated future capital losses on assets supporting discontinued
   products.)

** The general reserve at September 30, 1994 and December 31, 1993 excluded reserves for losses of
   $234.2 million and $217.0 million, respectively, that management believes are likely to arise from that portion of the overall portfolio supporting experience rated pension contracts.


For the periods shown below, after-tax mortgage loan impairment expense was as follows (in millions):

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                         ___________________         ___________________
                                         1994         1993           1994         1993
                                         ____         ____           ____         ____
  Allocable to discontinued products     $ 27.5*      $ 42.3         $ 57.8*      $101.8
  Allocable to contractholders**         $  2.1       $ 13.5         $ 41.4       $ 58.2
  Allocable to remaining products        $ 17.8       $ 26.9         $ 60.2       $102.3

*  Impairment expense allocable to discontinued products for the three and nine months ended September 30, 1994 does not affect the company's results of operations.

** Impairment expense allocable to contractholders does not affect the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Included in the company's total mortgage loan balances at September 30, 1994 and December 31, 1993 were the following categories of mortgage loans (in millions):

                                            Balances at September 30, 1994
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Problem loans...........     $1,002.1    $  272.3    27.2%          $  407.5    40.7%
Restructured loans (1)..      1,145.8       363.5    31.7              482.7    42.1
Potential problem and
 restructured loans.....        907.5       380.2    41.9              298.3    32.9
                             ________
   Total................     $3,055.4
                             ________
                             ________
Impairment reserves.....     $  989.7
                             ________
                             ________
Impairment reserves as
 a percentage of total..         32.4%
                             ________
                             ________
                                             Balances at December 31, 1993
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Problem loans...........     $1,116.0    $  387.8    34.7%          $  410.8    36.8%
Restructured loans (1)..      1,858.8       481.1    25.9              957.4    51.5
Potential problem and
 restructured loans.....      1,575.6       602.0    38.2              523.8    33.2
                             ________
   Total................     $4,550.4
                             ________
                             ________
Impairment reserves.....     $1,308.3
                             ________
                             ________
Impairment reserves as
 a percentage of total..         28.8%
                             ________
                             ________

(1) During the nine month period ended September 30, 1994, $335.7 million of loans which had been restructured, after write-offs of $144.9 million, were classified as performing.
    Of these loans, $69.1 million, after write-offs of $29.8 million, supported experience rated pension contracts and $118.0 million, after write-offs of $66.8 million, supported discontinued products.  Please see page 44 for further discussion of such transfers.


"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure increased to $599 million at September 30, 1994 from $399 million at December 31, 1993.

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.

Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status. Candidates for such treatment are re-underwritten and must meet specific guidelines which are intended to provide reasonable assurance that the loan will perform in accordance with its contract terms. These guidelines require (i) adequate debt service coverage throughout the term of the loan, (ii) appropriate loan-to-value ratios based upon collateral value at the time of restructuring and at projected maturity of the loan, and (iii) reasonable protection against capital expenditure risk associated with lease rollovers. In addition, such restructured loans are designed to enhance the company's security position in the collateral, maximize borrower commitment to the property, and in many cases, ensure the company's participation in any appreciation of the property as market conditions improve.

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

During the three and nine months ended September 30, 1994, loans which had been restructured, with a carrying value of $225 million and $336 million, respectively, (net of write-offs of $101 million and $145 million, respectively) and with an average current yield of 8% were classified as performing. The amount of the write-off approximated the reserves related to these loans; therefore, there was an immaterial effect on the Consolidated Statement of Income in 1994. Of the aforementioned loans, $51 million and $69 million, respectively, (net of write-offs of $23 million and $30 million, respectively) supported experience rated pension contracts and $56 million and $118 million, respectively, (net of write-offs of $40 million and $67 million, respectively) supported discontinued products. No such transfers occurred in 1993 or in the first quarter of 1994. The company anticipates that additional loans will be reclassified to performing in future quarters if such loans demonstrate sustainable performance (as described on page 43).

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

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such non-accruing problem and restructured loans outstanding at September 30 and the portion thereof actually recorded as income for the three and nine months ended September 30 were as follows (in millions):

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            __________________        _________________
                                              1994       1993         1994       1993
                                              ____       ____         ____       ____
Income which would have been recorded
 under original terms of loans..........      $ 59.2     $ 82.1       $166.5     $228.1
Income recorded.........................        22.9       41.9         83.4      108.8
                                              ______     ______       ______     ______
Lost investment income..................      $ 36.3     $ 40.2       $ 83.1     $119.3
                                              ______     ______       ______     ______
                                              ______     ______       ______     ______
Lost investment income allocated to
 investments supporting discontinued
 products (included above)..............      $ 12.2     $ 22.5       $ 29.7     $ 62.9
                                              ______     ______       ______     ______
                                              ______     ______       ______     ______
Lost investment income allocated to
 investments supporting experience rated
 pension contracts (included above).....      $ 12.4     $ 10.9       $ 25.4     $ 32.6
                                              ______     ______       ______     ______
                                              ______     ______       ______     ______

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate Investments

At September 30, 1994 and December 31, 1993, Aetna's equity real estate balances, net of write-downs and reserves, were as follows:

                                            Balances at September 30, 1994
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Investment real estate.....  $  388.9    $   33.2     8.5%          $   91.8    23.6%
Properties held for sale...   1,001.7       241.6    24.1              571.6    57.1
                             ________    ________                   ________
Total equity real estate...  $1,390.6    $  274.8    19.8           $  663.4    47.7
                             ________    ________                   ________
                             ________    ________                   ________


                                             Balances at December 31, 1993
                             _____________________________________________________________
                                         Supporting Experience      Supporting
                                         Rated Pension Contracts    Discontinued Products
                                         _______________________    ______________________
                             Total       Amount      % of Total     Amount      % of Total
                             _____       ______      __________     ______      __________
Investment real estate.....  $  434.9    $   36.7     8.4%          $   98.5    22.6%
Properties held for sale...     880.9       243.7    27.7              436.0    49.5
                             ________    ________                   ________
Total equity real estate...  $1,315.8    $  280.4    21.3           $  534.5    40.6
                             ________    ________                   ________
                             ________    ________                   ________


The company's investment real estate is held for the production of income and is generally carried at depreciated cost. Property valuations are reviewed regularly by the company's investment management. The carrying value is based upon various factors, including a review of market conditions and the company's long-range strategy for the property. The carrying value of investment real estate is reduced through a valuation reserve to reflect other than temporary declines in market value.

"Properties held for sale" is primarily comprised of assets acquired through foreclosure. A new cost basis is established for assets acquired through foreclosure equal to the fair value at the time of foreclosure. Subsequent to foreclosure, properties held for sale are carried at the lower of cost or fair value less selling costs. Beginning in 1992, adjustments to the carrying value, as a result of changes in fair value subsequent to foreclosure, are recorded in a valuation reserve. Prior to 1992, such changes in carrying value of both investment real estate and properties held for sale were recorded as write-downs. Capital additions and asset improvements increase the carrying value and depreciation reduces the carrying value of both properties held for sale and investment real estate.

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows (in millions):


                                       September 30,      December 31,
                                           1994               1993
                                       _______________________________
  Allocable to discontinued products       $346.3             $298.3
  Allocable to contractholders              192.5              228.3
  Allocable to remaining products           173.8              242.9
                                       _______________________________

    Total                                  $712.6             $769.5
                                       _______________________________
                                       _______________________________

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

For the periods shown below, total after-tax net realized capital
(gains) losses from real estate write-downs and increases
(decreases) in the valuation reserves were as follows (in millions):

                                         Three Months Ended          Nine Months Ended
                                            September 30                September 30
                                         __________________          __________________
                                         1994        1993            1994        1993
                                         ____        ____            ____        ____
  Allocable to discontinued products     $    -*     $  9.4          $ 13.8*     $ 33.7
  Allocable to contractholders**         $  (.1)     $   .4          $  4.5      $  5.3
  Allocable to remaining products        $   .1      $   .6          $  (.3)     $  6.5

*  Write-downs and impairment expense allocable to discontinued products for the three and nine months ended September 30, 1994 do not affect the company's results of operations.

** Write-downs and impairment expense allocable to contractholders do not affect the company's results of operations.


Outlook

Management intends that general account investments in new mortgage loans for the foreseeable future will be restricted largely to extending and refinancing existing mortgages as they mature. The company has reduced the mortgage loan and equity real estate portfolios, after reserves and write-downs, by $8.0 billion since the end of 1991, bringing mortgage loans and real estate as a percentage of general account invested assets from 38% in 1991 to 25% at September 30, 1994. It is management's continuing objective, real estate and capital market conditions permitting, to reduce over the next several years the size of the mortgage loan and real estate portfolios relative to total invested general account assets. Although extensions and refinancings of existing mortgage loans may delay achieving this objective, management intends to pursue plans to maximize returns and reduce portfolio levels through loan restructurings and sales of foreclosed real estate.

Management is seeing improvement in certain segments of the commercial real estate market. While additional losses may emerge in the company's mortgage loan and real estate portfolios, and may increase to the extent recovery in this market is delayed, management believes that the improvement in this market will favorably impact real estate values.

The reserve for discontinued products reflects all anticipated future losses on discontinued products, including capital losses related to the $5.2 billion of mortgage loans and real estate supporting such products. Therefore, additional losses on the portion of the portfolio supporting discontinued products are not expected to impact the company's results of operations, although there can be no assurances that such losses will not be greater than anticipated and thus materially impact such results.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents at September 30, 1994 and December 31, 1993 were $2.7 billion and $1.6 billion, respectively. For the nine months ended September 30, 1994, net cash used for operating activities was $7.6 million. Net cash used for operating activities of $1.6 billion during the first nine months of 1993 included $2.2 billion of cash used for net purchases of debt trading securities.

For the first nine months of 1994, net cash provided by investing activities was $1.9 billion and included a decrease of $23 million in short-term investments. Net cash provided by investing activities of $783 million for the nine months ended September 30, 1993 included $822 million provided by a decrease in short-term investments.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first nine months of 1994 was $583 million.

As a result of adverse conditions in real estate markets and tight lending practices by banks and other financial institutions over the past several years, the company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere. Of the $1,355 million of mortgage loans scheduled to mature during the first nine months of 1994, $964 million were not paid as scheduled, a substantial portion of which supported large case pension liabilities. Of the loans not paid as scheduled, $434 million were extended at interest rates at least equal to current market (average rate of 9% over an average extension period of 6 years), $132 million were under forbearance (continuing to make payments under original loan terms), $29 million were foreclosed upon and $369 million were under discussion with borrowers at September 30, 1994. Of the $369 million of loans under discussion with borrowers, $207 million were classified as problem or restructured loans at September 30, 1994. Absent significant improvement in commercial real estate markets or in the availability of refinancing by other financial institutions, there will continue to be a similar need to extend or refinance maturing loans.

Please refer to "Financial Services" on pages 26 through 30 for a discussion of the liquidity requirements specific to the large case pension business.

The company engages in hedging activity to manage foreign exchange and interest rate risk. Such hedging activity has principally consisted of using forward and futures contracts and interest rate swaps.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

The company utilizes foreign currency forward contracts to hedge its foreign currency exposure (primarily Canada, Great Britain and Malaysia) arising from certain investments in foreign affiliates and non-dollar denominated investment securities. As of September 30, 1994, the company had contracts to sell $455 million of foreign currencies to hedge foreign currency exposures arising from net investments in foreign affiliates. As of September 30, 1994, the company also had contracts to sell $264 million of foreign currencies to hedge foreign currency exposures arising from investments in non-dollar denominated assets. The company generally utilizes foreign currency contracts with terms of up to three months.

At September 30, 1994, the company had unhedged foreign currency exposures of $407 million and $26 million related to net investments in foreign affiliates and investments in non-dollar denominated assets, respectively, for which effective markets for hedging vehicles do not currently exist.

As of September 30, 1994, the company had futures contracts, acquired as hedges, to purchase $137 million of U.S. Treasury securities with unrecognized losses of $4 million (pretax).

The company utilizes interest rate swaps to manage certain exposures related to changes in interest rates. This swap activity includes transactions which were entered into in prior years where the company acts as an intermediary for issuers whose debt the company has guaranteed (Please see Footnote 16 of the company's 1993 Annual Report to Shareholders for a discussion of Financial Guarantees) to allow them to convert variable rate debt to a fixed rate, with the company retaining no interest rate risk. Interest rate swap activity also includes exchanging variable rate asset returns for fixed rate returns.

The notional amount of the interest rate swaps with unrecognized gains at September 30, 1994 was $386 million with an estimated fair value of $15 million. The notional amount of the interest rate swaps with unrecognized losses at September 30, 1994 was $529 million with an estimated fair value of $(21) million.

Instruments used for hedging may be subject to market and credit risk. Market risk is the risk that future changes in market prices may make a financial instrument less valuable. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that the current level of hedging activity will have a material effect on the company's liquidity or results of operations. (Please see "General Account Investments" on page 39.)

Pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission ("the Commission") a finance subsidiary may offer and sell up to $500 million of preferred securities, guaranteed by the company. The proceeds from any sale of these securities would be loaned from the subsidiary to the company and, except as may otherwise be noted in any offering documents related to such securities, used for general corporate purposes.

Pursuant to other shelf registration statements declared effective by the Commission during 1993, the company may offer and sell up to an additional $550 million of securities.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

On June 15, 1993, the company redeemed $200 million principal amount of its 8 1/8 % Debentures whose scheduled maturity was 2007. The company recognized an after-tax extraordinary loss of $5 million on the early redemption. On July 17, 1993, $137 million of the company's 7 3/4% Eurodollar Notes due 2016 were redeemed at par at the option of the holders thereof.

During the third quarter of 1993, the company issued $200 million of 6 3/8% Notes due in 2003, $200 million of 6 3/4% Debentures due in 2013 and $200 million of 7 1/4% Debentures due in 2023. The proceeds were primarily used to repay commercial paper borrowings, a significant portion of which was incurred in connection with the retirement of debt discussed above. The remaining proceeds were used for general corporate purposes.

Dividends Declared

On September 30, 1994, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on October 28, 1994, payable November 15, 1994.


Other Matters
_____________

For additional discussion of income taxes and severance and facilities charges, please see the company's 1993 Annual Report to Shareholders, 1993 Form 10-K, March 31, 1994 Form 10-Q and June
30, 1994 Form 10-Q. The following is intended to supplement those discussions.

Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. At September 30, 1994, $431 million of net unrealized capital losses on available for sale debt and equity securities were reflected in shareholders' equity without deferred tax benefits. For federal tax reporting purposes, capital losses are deductible only against capital gains in the period of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, deferred tax benefits related to the $431 million of net unrealized losses were not reflected in shareholders' equity. This had no impact on net income for the three and nine months ended September 30, 1994, but has the potential to adversely affect future results if and when such losses are realized.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other Matters (Continued)
_________________________

Severance and Facilities Charges

During the three and nine months ended September 30, 1994, the company charged costs of $80 million and $131 million, respectively, to the severance and facilities reserve established in 1993 related to its cost reduction actions. Of the approximately 4,000 positions expected to be eliminated, approximately 2,600 had been eliminated by September 30, 1994 and the related severance benefits charged against the reserve. The remaining headcount reductions are expected to be completed by the first half of 1995. The annual after-tax savings of approximately $200 million related to these and other cost reduction actions are expected by 1995. The total estimated savings of approximately $200 million are expected to benefit individual segments by 1995 as follows:

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
                                                       _____
Total estimated savings............................... $ 200
                                                       _____
                                                       _____

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In Re:  Stepak v. Aetna Life and Casualty Company et al.
________________________________________________________

On October 22, 1990, a shareholder filed a lawsuit in United States District Court for the District of Connecticut ("District Court"). The suit, which was filed on behalf of a class of company shareholders, named as defendants Aetna Life and Casualty Company ("Aetna") and certain present and former Aetna officers and directors.

The suit alleges that the defendants fraudulently and in violation of federal securities laws failed, among other things, to adequately disclose alleged deterioration in the value of mortgage loan and real estate investment portfolios and that the plaintiff, acting in reliance upon such allegedly misleading public statements, purchased Aetna common stock at artificially inflated prices. The suit seeks certification of the class and compensatory and punitive damages.

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

Aetna answered the complaint, denying all substantive averments, and the parties engaged in substantial discovery. On September 8, 1994, the District Court entered a final judgment in favor of all defendants. The plaintiff has filed an appeal from that judgment to the United States Court of Appeals for the Second Circuit. Aetna believes that the suit is neither supported as a matter of fact nor as a matter of law and, with the other defendants, will continue to contest vigorously the litigation.

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

____________________________

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

                                          Nine Months Ended            Years ended December 31
                                                                 ____________________________________
                                          September 30, 1994     1993    1992    1991    1990    1989
                                          __________________     ____    ____    ____    ____    ____


Ratio of Earnings to Fixed Charges....    4.26                   (a)     .42(b)  2.13    3.03    4.13
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    4.26                   (a)     .42(b)  2.13    3.03    4.05

(a) Aetna reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.
(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor). Preferred stock dividends, which are not deductible for income tax purposes, have been increased to a taxable equivalent basis. This adjustment has been calculated by using the effective tax rate of the applicable year. All shares of Aetna's preferred stock were redeemed in 1989 and, as a result, for the nine months ended September 30, 1994 and for the years ended December 31, 1993, 1992, 1991 and 1990 the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (10) Material Contracts.

      (10.1) Letter Agreement, dated September 20, 1994, between
             Aetna Life and Casualty Company and Patrick W. Kenny.

      (10.2) Aetna Life and Casualty Company 1994 Non-Employee
             Director Deferred Stock Plan, incorporated herein by reference to the company's proxy statement, filed on March 18, 1994 (the "1994 Proxy Statement").

      (10.3) Aetna Life and Casualty Company 1994 Stock Incentive
             Plan, incorporated herein by reference to the company's 1994 Proxy Statement.

      (12) Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended
             September 30, 1994 and for the years ended December 31, 1993, 1992, 1991, 1990 and 1989.

      (15) Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
             October 28,1994.

      (27) Financial Data Schedule.

  (b) Reports on Form 8-K

      None.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             Aetna Life and Casualty Company
                                       (Registrant)


Date  October 28, 1994       By        ROBERT E. BROATCH
                                              (Signature)

                                       Robert E. Broatch
                                       Senior Vice President, Finance
                                       and Corporate Controller