Form 10-K
period 1994-12-31
AETNA LIFE & CASUALTY CO
filed 1995-03-17
CIK 2648

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
                       ANNUAL REPORT PURSUANT TO SECTION 13
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                          Commission file number 1-5704

                         Aetna Life and Casualty Company
                         _______________________________
          (Exact name of registrant as specified in its charter)

          Connecticut                              06-0843808
_______________________________                 _____________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation)                                   Identification No.)

     151 Farmington Avenue,
     Hartford, Connecticut                         06156
_______________________________                 _____________________
     (Address of principal                       (ZIP Code)
       executive offices)

Registrant's telephone number, including area code: (203) 273-0123 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
       Title of each class                     which registered
       ___________________                  _________________________

Common Capital Stock without par value      New York Stock Exchange
                                            Pacific Stock Exchange
                                            Various Swiss Exchanges

9 1/2% Cumulative Monthly Income            New York Stock Exchange
  Preferred Securities, Series A
  (issued by a subsidiary)

Securities registered pursuant to Section 12(g) of the Act:  None

_____________________________________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was $6,056,533,552.

As of February 28, 1995, 112,698,701 shares of the registrant's
Common Capital Stock without par value were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1994 annual report to shareholders
(the "Annual Report").  (Parts I, II and IV)

Portions of the registrant's proxy statement filed on or about
March 17, 1995 (the "Proxy Statement").  (Parts III and IV)

                        TABLE OF CONTENTS

                                                                          Page
                                                                          ____

PART I

Item  1.   Business.
           A.  Organization of Business                                      3
           B.  Financial Information about Industry Segments                 4
           C.  Description of Business Segments
               1.  Aetna Health Plans                                        4
               2.  Large Case Pensions                                       7
               3.  Aetna Life Insurance & Annuity                            9
               4.  Property-Casualty                                        12
               5.  Reserves Related to Property-Casualty Operations         17
               6.  International                                            21
               7.  Corporate                                                22
               8.  General Account Investments                              22
                   a.  Investments Related to Life, Health, Annuity and
                       Pension Operations                                   22
                   b.  Investments Related to Property-Casualty
                       Operations                                           25
               9.  Other Matters
                   a.  Regulation                                           27
                   b.  NAIC IRIS Ratios                                     29
                   c.  Ratios of Earnings to Fixed Charges and Earnings
                       to Combined Fixed Charges and Preferred Stock
                       Dividends                                            30
                   d.  Miscellaneous                                        31
Item  2.   Properties.                                                      31
Item  3.   Legal Proceedings.                                               32
Item  4.   Submission of Matters to a Vote of Security Holders.             33
Executive Officers of Aetna Life and Casualty Company                       34

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.                                             37
Item  6.   Selected Financial Data.                                         37
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             37
Item  8.   Financial Statements and Supplementary Data.                     37
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                             37

PART III

Item 10.   Directors and Executive Officers of the Registrant.              38
Item 11.   Executive Compensation.                                          38
Item 12.   Security Ownership of Certain Beneficial Owners and Management.  38
Item 13.   Certain Relationships and Related Transactions.                  38

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                                     38
Index to Financial Statement Schedules                                      42
Signatures                                                                  57

                              PART I

Item 1.  Business.

A.  Organization of Business

Aetna Life and Casualty Company was organized in 1967 as a Connecticut insurance corporation. Aetna Life and Casualty Company and its subsidiaries (collectively, "Aetna" or the "company") constitute one of the nation's largest insurance/financial services organizations in the United States based on its assets at December 31, 1993. Based on 1993 premium rankings, the company also is one of the nation's largest stock insurers of property-casualty lines and one of the largest writers of health care products, and group life, annuity and pension products. Although the company offers insurance and financial services products in foreign countries, 90% of its total revenue in 1994 was derived from domestic sources.

The company's reportable segments have been changed to better reflect the way the businesses are managed and prior years' results have been restated to conform to the new segments. The new reportable segments are Aetna Health Plans, Large Case Pensions, Aetna Life Insurance & Annuity, Property-Casualty, International and Corporate. The principal products included in such segments (other than Corporate) are:


Aetna Health Plans:
     Health care
     Group insurance
     Specialty health

Large Case Pensions:
     Group retirement and other savings products


Aetna Life Insurance & Annuity:
     Individual life
     Retirement and other savings and investment products
       (including individual and group annuities)
     Financial and administrative services
     Mutual funds


Property-Casualty:
     Automobile
     Fidelity and surety
     Fire and allied lines
     General liability
     Homeowners
     Marine
     Multiple peril
     Workers' compensation


International:
     Life insurance and financial services

B.  Financial Information about Industry Segments

Revenue, income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect adjustments, net income
(loss), and assets by industry segment are set forth in Note 15 to the Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue and income (loss) from continuing operations before extraordinary item and cumulative effect adjustments attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to 1993 and 1992 financial information to conform to 1994 presentation.

C.  Description of Business Segments

1.  Aetna Health Plans

Principal Products
__________________

Group health products and services are offered through two business units, health care and specialty health, of the Aetna Health Plans segment ("AHP"). These products and services are marketed primarily to employers for the benefit of employees and their dependents. The health care business unit provides managed care and traditional indemnity health care plans. The specialty health business unit provides behavioral health, pharmacy, dental and occupational managed care plans. Plans may be insured, whereby Aetna assumes all or a portion of health care cost and utilization risk, or self-funded, whereby employers assume all or a significant portion of such risks. AHP also provides administrative and claim services and, in many cases, partial insurance protection, for an appropriate fee or premium charge.

Group insurance consists of group life, disability and long-term care insurance plans and is marketed in the same manner as group health products and services. Group life insurance consists principally of renewable term coverage, the amounts of which frequently are linked to individual employee wage levels. The company also offers group universal life and whole life products. Group disability insurance includes coverage for disabled employees' income replacement benefits.

Continuing concern over the rising costs of health care and the need for quality assurance have resulted in a continuation of a market shift away from traditional forms of health benefit coverage to a variety of "managed care" products. Managed care products, which may be sold on a stand-alone basis or in combination with traditional indemnity products, vary from traditional indemnity products primarily through the use of health care networks (physicians and hospitals) and the implementation of medical management procedures designed to enhance the quality and reduce the cost of medical services provided. Such procedures, including negotiated contracts with health care providers, development and implementation of guidelines for appropriate utilization of health care resources and working with health care providers to review treatment patterns in order to improve consistency and quality, are designed to enable managed care companies and their customers to control medical costs more effectively. Beginning in 1993, the company, in an effort to further contain health care costs and to improve quality and access, initiated a program to acquire or develop ownership or management interests in primary care physician practices. AHP expects to invest substantial amounts in acquisition or development of physician practices and in other programs which the company believes will improve its ability to control health care costs and enhance quality.

The company offers a broad spectrum of traditional indemnity and managed care products. The latter include preferred provider ("PPO") arrangements, which offer enhanced coverage benefits for services received from participating providers; point-of-service ("POS") plans, which typically combine strong HMO-style medical management with an option to seek health care outside of the provider network; and health maintenance organizations ("HMOs"), which arrange for non-emergency services exclusively through the HMO's network of providers. The company's health care network physicians and hospitals have traditionally been independent contractors. As previously indicated, in 1993, the company began to develop and manage primary care physician practices as a means of increasing network access and overall product integration. As of year-end 1994, the company owned and managed 21 physician practices in six cities.

At year-end 1994, Aetna operated various types of managed care networks in approximately 229 Standard Metropolitan Statistical Areas with enrollment of approximately 7 million. The number of members covered under all arrangements, including traditional health plans, was approximately 16 million at December 31, 1994. AHP units continue to develop a wide range of products and services tailored to help employers manage their employee benefit plan costs effectively.

The company ceased selling individual health insurance products in mid-1990 and transferred this business to another company in 1991.

For additional information regarding products offered by AHP, see
Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A") - Aetna Health Plans in the Annual
Report.

The following table summarizes group health and group life and disability premiums for the years indicated:



(Millions)                     1994        1993        1992        1991        1990
                               ____        ____        ____        ____        ____


Group health (1)...........    $4,456.0    $3,553.3    $3,387.6    $3,257.5    $2,905.9
Group life and
 disability (2)............     1,155.5     1,147.3     1,199.1     1,209.8     1,284.2
                               ________    ________    ________    ________    ________
    Total..................    $5,611.5    $4,700.6    $4,586.7    $4,467.3    $4,190.1
                               ________    ________    ________    ________    ________
                               ________    ________    ________    ________    ________


(1) Includes managed health care.

(2) Decrease in 1993 premiums reflects increased refunds on retrospectively rated policies due to favorable experience.


Competition
___________

The markets for AHP products are highly competitive. In addition to competition among insurance companies, competition in the health field arises from organizations such as Blue Cross and Blue Shield, from various specialty service providers, from local and regional HMOs and other types of medical and dental provider organizations, from integrated health care delivery organizations and, in certain coverages, from the federal and state governments. Additionally, in recent years, some large employers have moved to totally self-funded and self-administered benefit plans. Competition largely is based upon product features and prices and, in the case of managed health care plans, upon the quality of services provided, the geographic scope of the provider networks and the medical specialties available in such networks. Based on 1993 written premiums, Aetna is one of the largest insurance company providers of group health and life benefits in the United States.

Method of Distribution
______________________

Products are sold principally through salaried field representatives and home office marketing personnel who often work with independent consultants and brokers who assist in the production and servicing of business.

Reserves
________

For group life products, policy reserve liabilities are established as premiums are received to reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on Aetna's experience, which is periodically reviewed against published industry data. For long term disability products, reserves are established for (i) lives currently in payment status (using standard industry morbidity and interest rate assumptions), (ii) lives who have not satisfied the waiting period (using a percentage of premiums based on Aetna's experience) and (iii) claims that have been incurred but not reported. For group health products, reserves reflect estimates of the ultimate cost of claims including (i) claims that have been reported but not settled, and (ii) claims that have been incurred but have not yet been reported. Health care and group life claim reserves are based on factors derived from past experience. Reserves for most of these products reflect retrospective experience rating, except for smaller group insurance cases and HMOs, which generally are not retrospectively experience rated.

Reinsurance
___________

Aetna utilizes a variety of reinsurance agreements with non-affiliated insurers to share insurance risks on health care and group life business as directed by the insured and to control its exposure to large losses. Generally, these agreements are established on a case-by-case basis to reflect the circumstances of specific group insurance risks.

For additional information on reinsurance, see Note 16 of Notes to Financial Statements in the Annual Report.

Group Life Insurance In Force and Other Statistical Data
________________________________________________________

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:


(Amounts in millions except number of policies and contracts in force)

                                1994         1993         1992         1991         1990
                                ____         ____         ____         ____         ____

Sales and additions.........    $ 13,496     $ 22,781     $ 30,131     $ 37,876     $ 51,900
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Terminations:  (1)
  Lapses ...................    $ 18,850     $ 22,991     $ 26,087     $ 17,522     $ 15,707
  All other terminations....       6,096        6,864        2,235        3,036       23,476
                                ________     ________     ________     ________     ________
    Total...................    $ 24,946     $ 29,855     $ 28,322     $ 20,558     $ 39,183
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

In force, end of year.......    $288,546     $299,996     $307,070     $305,261     $287,943
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Number of policies and
 contracts in force, end of
  year:  (2)
  Group life contracts......      23,268       24,440       24,496       25,737       26,061
  Group conversion
   policies (3).............      37,513       38,431       39,567       40,370       41,207


(1) The increases in 1993 and 1992 terminations resulted primarily from the non-renewal and termination of certain large contracts in each year.

(2) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(3) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.



2.  Large Case Pensions

Principal Products
__________________

Business units in the Large Case Pensions segment manage a variety of retirement and other savings products (including pension and annuity products), and offer investment management advisory services to non-pension customers. Some of these products provide a variety of investment guarantees, funding and benefit payment distribution options and other services. (For additional information regarding the products offered by Large Case Pensions, see MD&A - Large Case Pensions in the Annual Report.)

The majority of Large Case Pensions' products that utilize Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Large Case Pensions earns a management fee on these Separate Accounts or on the mutual funds in which certain of the Separate Accounts invest. Various investment advisory services also are offered through a number of wholly owned subsidiaries that are registered investment advisors.

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products.
(For additional information, see MD&A - Large Case Pensions in the
Annual Report.)

At December 31, assets under management, including Separate Accounts, were $46.3 billion in 1994, $52.8 billion in 1993, $53.4 billion in 1992, $52.8 billion in 1991, and $50.6 billion in 1990. Under Financial Accounting Standard No. 115 ("FAS 115"), assets under management at December 31, 1994 and 1993 included net unrealized gains (losses) of approximately $(540.0) million and $750.0 million, respectively.

The following table summarizes premiums and deposits for the years indicated:


(Millions)                   1994          1993          1992          1991          1990
                             ____          ____          ____          ____          ____

Premiums................     $   234.4     $   185.9     $   204.2     $   292.4     $   597.0
Deposits (1)............       2,121.5       3,207.2       3,553.1       4,357.8       5,716.2
                             _________     _________     _________     _________     _________
  Total.................     $ 2,355.9     $ 3,393.1     $ 3,757.3     $ 4,650.2     $ 6,313.2
                             _________     _________     _________     _________     _________
                             _________     _________     _________     _________     _________


(1) Under Financial Accounting Standard No. 97 ("FAS 97"), certain deposits are not included in premiums or revenue.



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

Reserves
________

As a result of discontinuing fully guaranteed large case pension products, the company established a reserve that represents the present value of anticipated net cash flow shortfalls as the liabilities from such products are run off. Such net cash flow shortfalls include anticipated losses from negative interest margins (i.e., the amount by which interest credited to holders of such contracts exceeds interest earned on investment assets supporting the contracts), future capital losses, and operating expenses and other costs expected to be incurred as the liabilities are run off.

In addition to the reserve described above, the company maintains reserves for guaranteed investment contracts equal to the amount on deposit for such contracts plus credited interest thereon. Reserves for annuity contracts reflect the present value of benefits based on actuarial assumptions established at the time of contract purchase. Such assumptions are based on Aetna's experience, which is periodically reviewed against published industry data. Reserves for experience rated contracts reflect cumulative deposits, less withdrawals and charges, plus credited interest thereon, plus/less net realized capital gains/losses (which the company seeks to recover through credited rates) and net unrealized capital gains/losses.


3.  Aetna Life Insurance & Annuity

Principal Products
__________________

Business units in the Aetna Life Insurance & Annuity segment ("ALIAC") market a variety of life insurance, retirement and other savings and investment products (including individual and group annuities) financial and administrative services and mutual funds to individuals, pension plans, small businesses and employer-sponsored groups. ALIAC's universal life product accounted for approximately 89% of individual life sales in 1994. (For additional information regarding the products offered by ALIAC, see MD&A - Aetna Life Insurance & Annuity in the Annual Report.)

Life insurance products typically require high costs to acquire business. Retention, an important driver of profitability, is encouraged through product features. For example, the company's universal and interest-sensitive whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within 7 to 20 years of the contract's inception or for variable life within 10 years. The period of time and level of the charge vary by product. In addition, more favorable credited rates and policy loan terms may be offered after policies have been in force more than 10 years. To further encourage retention, life insurance agents are typically paid renewal commissions or service fees.

Product retention is also a key driver of profitability for annuity products. To encourage product retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn in the first 5 to 7 years after deposit. The period of time and level of the charge vary by product. In addition, a new approach being incorporated into recent variable contracts with fixed interest account investment options allows contractholders to receive of an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates and policy loan terms may be offered after policies have been in force for more than 10 years. Existing tax penalties on annuity distributions prior to age 59-1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to other insurance carriers.

Certain of the ALIAC life insurance and annuity products allow for customers to borrow against their policies. At December 31, 1994, approximately 23% of outstanding policy loans were on individual annuity policies and had fixed interest rates ranging from 1% to 3%. Approximately 72% of outstanding policy loans at December 31, 1994 were on individual life policies and had fixed interest rates ranging from 5% to 8%. The remaining 5% of outstanding policy loans had variable interest rates averaging 8% at December 31, 1994. Investment income from policy loans was $23 million for the year ended December 31, 1994.

The company's variable products (variable universal life, variable life and variable annuity contracts) utilize Separate Accounts to provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Assets held under these products are invested, as designated by the contractholder or participant under a contract, in Separate Accounts which in turn invest in shares of mutual funds that are managed by ALIAC or other selected mutual funds that are not managed by ALIAC. ALIAC is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to these variable life and annuity contracts. ALIAC also receives fees for serving as investment advisor, providing shareholder services, and promoting sales. Various investment advisory services also are offered through a number of affiliates that are registered investment advisors.

At December 31, assets under management, including Separate Accounts, were $19.4 billion in 1994, $18.2 billion in 1993, $15.0 billion in 1992, $13.2 billion in 1991 and $10.9 billion in 1990. Under FAS 115, assets under management at December 31, 1994 and 1993 included net unrealized gains (losses) of approximately $(390.0) million and $750.0 million, respectively.

The following table summarizes premiums and deposits for the years indicated:


(Millions)                   1994        1993        1992        1991        1990
                             ____        ____        ____        ____        ____
Premiums................     $   168.3   $   125.7   $   111.9   $   174.5   $   272.9
Deposits (1)............       3,375.7     2,797.6     1,937.3     1,871.0     1,645.6
                             _________   _________   _________   _________   _________
                             $ 3,544.0   $ 2,923.3   $ 2,049.2   $ 2,045.5   $ 1,918.5
                             _________   _________   _________   _________   _________
                             _________   _________   _________   _________   _________

(1) Under FAS 97, certain deposits are not included in premiums or revenue.


Competition
___________

The markets for individual life insurance products are highly competitive among insurance companies. Competition largely is based upon product features and prices.

In the retirement and other savings and investment products markets, competition arises from other insurance companies, banks, mutual funds and other investment managers. Principal competitive factors are cost, service, level of investment performance and the perceived financial strength of the investment manager or sponsor.

Method of Distribution
______________________

Individual life insurance products are marketed by independent agents and brokers, career agents and registered representatives of selected broker-dealers.

Retirement products are sold through pension professionals, stock brokers and third party administrators who work closely with salaried field office employees. Annuity products and mutual funds are distributed primarily through dedicated career agents and registered life brokers.

Reserves
________

Reserves for universal life and interest-sensitive whole life products (which are all experience rated) are equal to cumulative deposits less withdrawals and charges plus credited interest thereon, plus/less net realized capital gains/losses (which ALIAC reflects through credited rates on an amortized basis). These reserves also reflect unrealized capital gains/losses related to FAS No. 115. Reserves for all other fixed individual life contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation), which generally vary by plan, year of issue and policy duration.

Reserves for limited payment contracts (immediate annuities with life contingent payout) are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation), which generally vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less charges thereon. Reserves for experience rated contracts reflect cumulative deposits, less withdrawals and charges, plus credited interest thereon, plus/less net realized capital gains/losses (which ALIAC reflects through credited rates on an amortized basis). These reserves also reflect unrealized capital gains/losses related to FAS No. 115.

The above-indicated reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the company's policy obligations at their maturities or in the event of an insured's death, retirement or other withdrawal requests.

Reinsurance
___________

ALIAC retains no more than $10 million of risk per individual life insured. Amounts in excess of the retention limit are reinsured with unaffiliated companies.

For additional information on reinsurance, see Note 16 of Notes to Financial Statements in the Annual Report.

Individual Life Insurance In Force and Other Statistical Data
_____________________________________________________________

The following table summarizes changes in individual life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:


(Amounts in millions, except number of policies and average size of policies in force)

                                1994         1993         1992         1991         1990
                                ____         ____         ____         ____         ____
Sales and additions:
  Permanent:
    Non-participating.......    $  3,348     $  2,656     $  3,107     $  2,930     $  3,836
    Participating...........           -            -            -            -            1
  Term:
    Non-participating.......         595          247           92          114          142
    Participating...........       1,800        1,851          761        1,222        1,921
                                ________     ________     ________     ________     ________
     Total..................    $  5,743     $  4,754     $  3,960     $  4,266     $  5,900
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Terminations:
  Surrenders and conversions    $  1,494     $  1,692     $  2,004     $  1,976     $  1,930
  Lapses....................       1,973        2,151        2,372        2,752        2,953
  Other ....................         306          321          371          358          402
                                ________     ________     ________     ________     ________
     Total..................    $  3,773     $  4,164     $  4,747     $  5,086     $  5,285
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

In force, end of year:
  Permanent.................    $ 31,879     $ 31,139     $ 31,270     $ 31,263     $ 31,981
  Term......................      10,853        9,623        8,902        9,696        9,798
                                ________     ________     ________     ________     ________
     Total..................    $ 42,732     $ 40,762     $ 40,172     $ 40,959     $ 41,779
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Number of policies in force,
 end of year:
  Non-participating.........     551,381      569,322      580,846      605,233      626,420
  Participating.............     120,967      127,319      135,440      146,308      157,309
                                ________     ________     ________     ________     ________
     Total..................     672,348      696,641      716,286      751,541      783,729
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Average size of policies in
 force, end of year:
  Non-participating.........    $ 61,121     $ 56,639     $ 55,281     $ 52,983     $ 53,194
  Participating.............      74,658       66,887       59,528       60,775       60,124



4.  Property-Casualty

Principal Products
__________________

The business units in the Property-Casualty segment provide most types of commercial and personal property-casualty insurance, bonds, and insurance-related services for businesses, government units and associations and individuals.

Commercial and personal coverages accounted for 70% and 30%, respectively, of Aetna's 1994 property-casualty net written premiums. Commercial coverages are sold for risks of all sizes and include fire and allied lines, multiple peril, marine, workers' compensation, general liability (including product liability), commercial automobile, certain professional liability, and fidelity and surety bonds. In addition, Aetna offers various services to businesses that choose to self-insure certain exposures. Aetna also reinsures various property and liability risks, primarily through agreements with non-affiliated insurers, on both a treaty and facultative basis. Personal coverages include auto and homeowners insurance. (For additional information regarding the products offered by Property-Casualty, see MD&A - Property-Casualty in the Annual Report.)

Approximately 87% of Aetna's 1994 net property-casualty business written was voluntary. The remainder was written by various assigned risk plans, facilities and pools of which Aetna is a member. These organizations are formed to meet statutory requirements relating to the writing of certain types of property-casualty risks or to spread particularly large loss exposures among insurers pursuant to a prearranged allocation formula. Participation is mandatory, and underwriting decisions are made by such facilities independent of their membership.

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

The following table sets forth the premium revenue, underwriting results and net investment income, fees and other income and net realized capital gains of Property-Casualty for the years indicated:

(Dollar amounts in millions)   1994          1993          1992          1991          1990
                               ____          ____          ____          ____          ____
Statutory:
  Net written premiums.....    $ 4,400.5     $ 4,517.0     $ 4,916.3     $ 5,810.6     $ 6,290.8
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Premiums earned..........    $ 4,321.9     $ 4,656.2     $ 5,046.9     $ 5,973.0     $ 6,403.2
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Loss ratios..............         87.5%         90.1%         92.5%         83.7%         83.3%
  Expense ratios...........         35.2          34.4          32.9          30.7          29.2
                               _________     _________     _________     _________     _________

  Combined ratios:
    Before policyholder
    dividends..............        122.7%        124.5%        125.4%        114.4%        112.5%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
    After policyholder
    dividends..............        123.3%        125.2%        126.1%        115.4%        113.4%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
    After policyholder
    dividends, adjusted
    for discounting........        123.3%        116.4% (1)    126.1%        115.4%        113.4%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

GAAP:  (2)

  Net written premiums.....    $ 4,431.2     $ 4,465.2     $ 4,916.3     $ 5,810.6     $ 6,290.8
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Premiums earned..........    $ 4,390.8     $ 4,653.2     $ 5,076.3     $ 6,010.4     $ 6,447.2
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
  Adjusted underwriting
   loss (pretax) (3).......    $  (795.2)    $  (989.8)    $(1,291.6)    $  (850.3)    $  (821.1)
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
  Net investment income,
   fees and other income
   and net realized
   capital gains...........    $   948.1     $ 1,247.7     $ 1,437.2     $ 1,323.3     $ 1,389.9
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Loss ratios..............         84.9%         89.6%         93.0%         83.7%         83.0%
  Expense ratios...........         32.2          32.3          32.7          30.4          29.3

  Combined ratios:
    Before policyholder
    dividends..............        117.1%        121.9%        125.7%        114.1%        112.3%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
    After policyholder
    dividends..............        117.7%        122.5%        126.4%        115.0%        113.3%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
    After policyholder
    dividends, adjusted for
    discounting............        117.7%        113.6% (1)    126.4%        115.0%        113.3%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

(1) Has been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves ($250.0 million, after-tax).

(2) Generally Accepted Accounting Principles.

(3) Includes a charge of $83.6 million in 1991 related to the company's withdrawal from the Massachusetts personal automobile insurance market pursuant to an agreement with the Massachusetts Division of Insurance.

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

Adjusted underwriting income/loss reflects GAAP adjustments
(primarily the establishment of a reserve for severance and facilities charges, deferred policy acquisition costs and pre-1992 salvage and subrogation) to underwriting results.

The following table sets forth for major domestic Property-Casualty coverages for the years indicated (a) the percentage of Property-Casualty statutory net written premiums (NWP) and (b) statutory combined ratios before policyholders' dividends:

PERCENTAGE DISTRIBUTION OF STATUTORY NET WRITTEN PREMIUMS
AND COMBINED RATIOS

                          1994             1993             1992             1991            1990
                          ____             ____             ____             ____            ____
                              COMBINED         COMBINED         COMBINED         COMBINED        COMBINED
                        NWP    RATIO     NWP    RATIO     NWP    RATIO     NWP    RATIO    NWP    RATIO
                        ___    _____     ___    _____     ___    _____     ___    _____    ___    _____

Auto liability:
  Bodily injury.......   15.6%  111.6   17.7%   119.3    17.1%   127.7    18.3%   133.0    17.9%  131.4
  Property damage.....    5.7    95.9    6.5     70.0     6.5     81.2     7.2    101.8     7.1   101.8
Auto physical damage..    8.2    99.4    9.2     91.8     9.6     94.9    11.8     90.3    12.7    93.6
Fidelity and surety...    3.8    80.4    3.7     92.9     3.0     91.8     3.0     99.4     2.9   100.1
Fire and allied lines.    4.7   116.5    4.3    123.7     3.2    127.0     3.2    127.0     3.0    95.3
General liability.....   12.4   177.9   12.4    150.5    13.2    166.8    11.0    118.7    11.3   107.7
Homeowners............    9.0   136.1    9.1    124.0     7.9    132.6     8.8    112.4     9.6   108.0
Marine................    3.1    97.0    3.0     94.1     2.6     90.6     2.3    105.6     2.4    95.3
Multiple peril........   18.5   112.0   17.2    115.6    15.0    115.2    12.2    110.0    11.4   108.1
Workers' compensation.   17.5   117.1   17.9    171.1    20.8    138.2    21.2    120.0    20.7   125.8
Other (1).............    1.5     N/M*  (1.0)     N/M*    1.1      N/M*    1.0      N/M*    1.0     N/M*
                        _____          _____            _____            _____            _____
  Total before
   policyholders'
   dividends..........  100.0%  122.7  100.0%   124.5   100.0%   125.4   100.0%   114.4   100.0%  112.5
                        _____   _____  _____    _____   _____    _____   _____    _____   _____   _____
                        _____   _____  _____    _____   _____    _____   _____    _____   _____   _____
  Total after
   policyholders'
   dividends..........          123.3           125.2            126.1            115.4           113.4
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____
  Total after
   policyholders'
   dividends, adjusted
   for discounting....          123.3           116.4 (2)        126.1            115.4           113.4
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____

(1) Net written premiums in 1993 reflect a refund of $115 million related to a Texas Catastrophe Insurance Association reinsurance contract.

(2) Has been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves ($250.0 million, after-tax).

*   Not meaningful.


The following table summarizes Property-Casualty statutory net written premiums for the years indicated:

(Millions)                      1994         1993         1992         1991         1990
                                ____         ____         ____         ____         ____
Auto liability:
 Bodily injury...............   $  685.9     $  798.9     $  841.6     $1,061.0    $ 1,126.0
 Property damage.............      251.1        295.1        322.0        420.1        448.0
Auto physical damage.........      359.6        414.3        472.1        686.2        800.3
Fidelity and surety..........      169.3        166.8        146.9        174.4        184.9
Fire and allied lines........      206.0        192.6        156.4        186.2        191.1
General liability............      544.2        560.6        647.4        641.7        710.8
Homeowners...................      394.9        412.7        389.5        509.0        604.6
Marine.......................      137.7        134.0        125.8        135.6        150.2
Multiple peril...............      815.3        776.1        738.0        707.5        717.4
Workers' compensation........      768.8        808.4      1,021.4      1,231.3      1,298.3
Other (1)....................       67.7        (42.5)        55.2         57.6         59.2
                                ________     ________     ________     ________     ________
   Total.....................   $4,400.5     $4,517.0     $4,916.3     $5,810.6     $6,290.8
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________
_____________________

(1) Net written premiums in 1993 reflect a refund of $115 million related to a Texas Catastrophe Insurance Association reinsurance contract.


The following table sets forth Aetna's percentage distributions of Property-Casualty direct written premiums in various jurisdictions for the years indicated:

        GEOGRAPHIC DISTRIBUTION OF DIRECT WRITTEN PREMIUMS

                              1994       1993       1992       1991       1990
                              ____       ____       ____       ____       ____

California (1,2)........       7.8%       9.2%       9.6%       9.2%       9.4%
Connecticut.............       5.9        5.8        6.0        6.0        5.9
Florida.................       5.4        4.7        4.1        4.1        4.5
Georgia.................       1.6        1.6        1.7        2.1        2.1
Illinois................       2.8        2.8        2.7        2.7        2.6
Louisiana...............       1.0        1.2        2.1        2.5        2.3
Massachusetts (3).......       5.4        6.2        7.5        8.3        8.1
New Jersey..............       5.6        5.1        4.4        3.9        3.4
New York................      17.9       17.7       17.4       16.8       16.1
North Carolina..........       3.4        3.4        3.0        3.1        3.2
Ohio....................       2.2        2.0        1.7        1.7        1.9
Pennsylvania............       7.5        7.6        7.3        7.0        6.6
Tennessee...............       2.0        2.2        2.0        1.9        1.8
Texas...................       5.9        4.9        4.9        6.0        6.3
Virginia................       2.8        2.7        2.7        2.6        3.4
All other (4)...........      22.8       22.9       22.9       22.1       22.4
                             _____      _____      _____      _____      _____
   Total................     100.0%     100.0%     100.0%     100.0%     100.0%
                             _____      _____      _____      _____      _____
                             _____      _____      _____      _____      _____
_____________________

(1) The reduction in direct written premiums in 1994 primarily reflects a $30.7 million settlement with the California Department of Insurance related to Proposition 103, which settlement did not have a material effect on earnings as a result of reserves previously established.

(2) In 1993, the company withdrew from the California personal automobile insurance market and in 1994, reduced its exposure in certain commercial property-casualty lines.

(3) In early 1992, the company reached an agreement with the Massachusetts Division of Insurance and the Commonwealth Automobile Reinsurers ("CAR") under which Aetna withdrew from the Massachusetts personal automobile insurance market. Beginning in 1992, all Massachusetts premium revenue is ceded to CAR.

(4) All other jurisdictions, none of which accounted for more than 2% in any year.


Competition
___________

Property-casualty insurance is highly competitive in the areas of price, service, agent relationships and, in the case of personal property-casualty business, method of distribution (i.e., use of independent agents, captive agents and/or employees). There are approximately 3,900 property-casualty insurance companies in the United States. Of those companies, approximately 900 operate in all or most states and write the vast majority of the business while over 2,300 offer one or more personal property-casualty products similar to those marketed by Aetna. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, risk-purchasing groups, risk-retention groups and captive companies. Based on 1993 written premiums, Aetna is one of the largest underwriters of commercial and personal property-casualty coverages in the United States.

Method of Distribution
______________________

Aetna's property-casualty coverages are sold through approximately 4,500 independent agents and brokers supervised and serviced by 22 district offices with over 70 other points of service throughout the country.

Reserves
________

See Reserves Related to Property-Casualty Operations on pages 17 through 20.

Reinsurance
___________

Approximately one-third of the property-casualty reinsurance ceded by Aetna arises in connection with its servicing relationships with various pools (frequently involuntary pools). Aetna services or writes a portion of the pool's individual policies, handling all premium and loss transactions. These "service" premiums and losses are then 100% ceded (net of an expense reimbursement) to the pools, whose members are jointly liable to Aetna as a servicer.

In addition to the above, Aetna utilizes a variety of reinsurance agreements, primarily with non-affiliated insurers, to control its exposure to large property-casualty losses. These agreements, most of which are renegotiated annually as to coverage, limits and price, are structured either on a treaty basis (where all risks meeting prescribed criteria are automatically covered) or on a facultative basis (where the circumstances of specific individual insurance risks are reflected). The amount of risk retained by Aetna depends on the underwriter's evaluation of the specific account, subject to maximum limits based on risk characteristics and the type of coverage. The principal catastrophe reinsurance agreement currently in force covers approximately 90% of specified property losses between $150 million and $400 million. The company also has in place for 1995 an aggregate excess of loss arrangement with respect to all of its property-casualty lines for accident year 1995, providing up to additional net protection of approximately $250 million.

For additional information on reinsurance, see MD&A - Property-
Casualty Reserves and Note 16 of Notes to Financial Statements in the Annual Report.

Aetna has internal property-casualty reinsurance arrangements under which the risks and premiums of virtually all coverages written by the company's property-casualty subsidiaries (other than fidelity and surety bonds beginning in 1995) are redistributed among those subsidiaries on a percentage basis. The percentages are adjusted from time to time to reflect the relative underwriting capacities and other capital needs of participants in the reinsurance agreement.

5.  Reserves Related to Property-Casualty Operations

Aetna establishes reserve liabilities designed to reflect estimates of the ultimate cost, to the extent reasonably estimable, of claims (including claim adjustment expenses). Such liabilities for workers' compensation life table indemnity claims are discounted. Estimating the ultimate cost of claims is a complex and uncertain process that relies on actuarial and statistical methods of analysis. The company's reserves include:
(i) claims that have been reported but not settled ("case" reserves), and (ii) claim costs that have been incurred but have not yet been reported ("IBNR" reserves). The establishment of case reserves is dependent upon, among other things, the extent to which coverage was provided, the extent of injury or damage, and, in the case of a contested claim, an estimate of the likely outcome of the adjudication process (to the extent such outcome is estimable). IBNR reserves, established to reflect events and occurrences that are not known to the company but, based on actuarial and historical data (adjusted for the effects of current social, economic and legal developments, trends and factors), are likely to result in claims, also include provision for development on case reserves. As claims are reported and valued by the company, IBNR reserves are reduced by the amount of the reported claim cost. IBNR reserves also are adjusted as the estimates of losses for a given accident year develop. The length of time between occurrence and settlement of a claim varies depending on the coverage and type of claim involved. Estimates become more difficult to make (and are, therefore, more subject to change) as the length of time increases. Actual claim costs are dependent upon a number of complex factors including social and economic trends and changes in doctrines of legal liability and damage awards.

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

For additional information on property-casualty reserves, including reserves for environmental-related claims, workers' compensation claims (including discounting) and asbestos-related claims, see
MD&A - Property Casualty Reserves in the Annual Report.

The following represents changes in aggregate reserves, net of reinsurance, for the combined property-casualty experience:  (1,2)



(Millions)                                  1994         1993         1992
                                            ____         ____         ____


Net unpaid claims and claim adjustment
 expenses, net of discount, at
 beginning of year....................      $11,438      $11,747      $11,407

Incurred claims and claim
 adjustment expenses:

  Provision for insured events of
   the current year...................        3,631        3,724        4,407

  Increases in provision for insured
   events of prior years..............          252          574 (3)      466

  Cumulative effect of discounting....            -         (514)           -
                                            _______      _______      _______

Total incurred claims and claim
 adjustment expenses..................        3,883        3,784        4,873
                                            _______      _______      _______

Payments:

  Claims and claim adjustment expenses
   attributable to insured events of
   the current year...................        1,375        1,204        1,560

  Claims and claim adjustment expenses
   attributable to insured events of
   prior years........................        2,783        2,889        2,973
                                            _______      _______      _______

Total payments........................        4,158        4,093        4,533
                                            _______      _______      _______

Net unpaid claims and claim
 adjustment expenses, net of discount,
 at end of the year...................       11,163       11,438       11,747

Reinsurance recoverables, end of year.        4,629        4,410        4,233
Deductible amounts recoverable from
 policyholders, end of year (4).......          352            -            -
                                            _______      _______      _______

Gross unpaid claims and claim
 adjustment expenses, at end of year...     $16,144      $15,848      $15,980
                                            _______      _______      _______
                                            _______      _______      _______


(1) Accident and health business is excluded.

(2) Includes International.

(3) Includes increases in provision for insured events of prior years of $674 million, offset by the current year effect of the change in accounting to report workers'
    compensation life table indemnity claims on a discounted basis of $(100) million related to the provision for insured events of prior years.

(4) FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts,
    was adopted in 1994.


The following table reconciles, as of year end, reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("statutory basis reserves") to reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves"), for the property-casualty unpaid claims and claim adjustment expenses: (1)


(Millions)                                  1994         1993         1992
                                            ____         ____         ____
Statutory unpaid claims and
 claim adjustment expenses..........        $11,009      $11,253      $11,541

Adjustments:
  Subsidiary operations (2).........            154          185          206
  Reinsurance recoverables (3)......          4,629        4,410        4,233
  Deductible amounts recoverable
   from policyholders (4)...........            352            -            -
                                            _______      _______      _______

GAAP unpaid claims and
 claim adjustment expenses..........        $16,144      $15,848      $15,980
                                            _______      _______      _______
                                            _______      _______      _______


(1) Accident and health business is excluded.

(2) These operations are accounted for on an equity basis for statutory purposes.

(3) FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, requires reporting claim liabilities gross of reinsurance recoverables.

(4) Information presented gross in 1994 due to the adoption of FASB Interpretation
    No. 39, Offsetting of Amounts Related to Certain Contracts, which requires reporting claim liabilities gross of deductible amounts recoverable from policyholders.



The following reserve runoff table represents Aetna's combined property-casualty loss and loss expense experience, net of reinsurance recoverables and deductible amounts recoverable from policyholders. Each column shows, for the year indicated:

    the reserve held at year-end;

    cumulative data for payments made in each subsequent year for that reserve year;

    liability reestimates made in each subsequent year for that reserve year;

    the redundancy (deficiency) represented by the difference between the original reserve held at the end of that year and the reestimated liability as of the end of 1994; and

    the change in redundancy (deficiency) from the end of each reserve year shown to the end of each subsequent reserve year.

The majority of increases to prior accident year reserves were for losses and related expenses for (i) workers' compensation claims;
(ii) environmental-related liability risks; and (iii) asbestos and other product liability risks.

The table represents historical data; it would not be appropriate to use such data to project the company's future reserving activity or its future performance generally.


Year Ended                 1984   1985   1986   1987   1988   1989    1990    1991    1992    1993    1994
                           ____   ____   ____   ____   ____   ____    ____    ____    ____    ____    ____
(Millions)
Net liability for unpaid
  claims and claim
  adjustment expenses net
  of discount  (1)........ $5,948 $6,560 $7,503 $8,708 $9,843 $10,557 $11,064 $11,407 $11,747 $11,438 $11,163

Paid (cumulative) as of:

  End of year..............     0      0      0      0      0       0       0       0       0       0       0
  One year later........... 1,844  2,067  2,180  2,552  3,134   3,069   3,080   2,973   2,889   2,783
  Two years later.......... 3,055  3,372  3,727  4,547  4,955   4,994   5,133   5,116   4,890
  Three years later........ 3,936  4,436  5,179  5,797  6,250   6,404   6,735   6,603
  Four years later......... 4,669  5,504  6,065  6,682  7,212   7,578   7,789
  Five years later......... 5,493  6,118  6,692  7,354  8,048   8,340
  Six years later.......... 5,942  6,571  7,197  7,991  8,584
  Seven years later........ 6,290  6,955  7,705  8,376
  Eight years later........ 6,597  7,375  8,002
  Nine years later......... 6,959  7,639
  Ten years later.......... 7,183

Net liability reestimated as of:

  End of year.............. 5,948  6,560  7,503  8,708  9,843  10,557  11,064  11,407  11,747  12,072  11,807
  One year later........... 6,013  6,778  7,746  9,022 10,015  10,644  11,109  11,873  12,421  12,311
  Two years later.......... 6,272  7,056  8,188  9,312 10,203  10,791  11,737  12,677  12,741
  Three years later........ 6,531  7,536  8,539  9,547 10,457  11,376  12,578  13,068
  Four years later......... 6,926  7,910  8,813  9,808 10,985  12,090  13,038
  Five years later......... 7,291  8,156  9,084 10,319 11,624  12,643
  Six years later.......... 7,515  8,422  9,577 10,860 12,169
  Seven years later........ 7,778  8,907 10,089 11,419
  Eight years later........ 8,250  9,398 10,652
  Nine years later......... 8,707  9,964
  Ten years later.......... 9,248

Effect of discounting:
  1993.....................  (235)  (274)  (317)  (362)  (417)   (473)   (528)   (577)   (614)   (634)
  1994.....................  (216)  (256)  (299)  (343)  (397)   (453)   (512)   (563)   (596)   (621)   (644)

Net liability reestimated,
  net of discounting:  (1)
  1993..................... 8,472  9,124  9,772 10,498 11,207  11,617  12,050  12,100  11,807  11,438
  1994..................... 9,032  9,708 10,353 11,076 11,772  12,190  12,526  12,505  12,145  11,690  11,163

Redundancy (Deficiency)....(3,084)(3,148)(2,850)(2,368)(1,929) (1,633) (1,462) (1,098)   (398)   (252)      0
Change in redundancy
  (deficiency).............   N/A    (64)   298    482    439     296     171     364     700     146     252

Gross liability,
  end of year (2,3)........                                                           $15,980 $15,848 $16,144
Reinsurance recoverables...                                                             4,233   4,410   4,629
Deductible amounts
  recoverable from
  policyholders............                                                                 -       -     352
                                                                                      _______ _______ _______
Net liability,
  end of year..............                                                           $11,747 $11,438 $11,163
                                                                                      _______ _______ _______
                                                                                      _______ _______ _______

Gross reestimated
  liability-latest (2).....                                                           $16,701 $16,237
Reestimated
  recoverable-latest.......                                                             4,556   4,547
                                                                                      _______ _______
Net reestimated
  liability-latest.........                                                           $12,145 $11,690
                                                                                      _______ _______
                                                                                      _______ _______

Gross cumulative deficiency                                                           $  (721)$  (389)
                                                                                      _______ _______
                                                                                      _______ _______

(1) The reestimated liability at December 31, 1993 includes $574 million related to development in workers' compensation reserves in the fourth quarter of 1993.  This affected the reestimated liability by reserve year as follows:  $574 million in 1992; $565 million in 1991; $534 million in 1990; $484 million in 1989; $433 million in 1988; $396 million in 1987; $372 million in 1986;
    $346 million in 1985; and $308 million in 1984.
(2) Information presented gross in 1994 and 1993 due to the adoption of FAS No. 113, Accounting and
    Reporting for Reinsurance of Short-Duration and Long-Duration Contracts in 1993.  Adoption of
    FAS No. 113 had no impact on the 1993 net loss.
(3) Information presented gross in 1994 due to the adoption of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which requires reporting claim liabilities gross of deductible amounts recoverable from policyholders.

6.  International

The International segment ("International"), through subsidiaries and joint venture operations, sells primarily life insurance and financial services products in non-U.S. markets including Canada, Mexico, Taiwan, Chile, Malaysia, Hong Kong, New Zealand, Peru, Argentina and Korea. (For additional information regarding the products offered by International, see MD&A - International in the Annual Report.) As part of the company's decision to realign its segments (please see "Organization of Business" on page 3), United Kingdom reinsurance operations, previously included within International, are now reflected in the Property-Casualty segment. International operations are subject to regulation in the various jurisdictions in which they do business. In most of the geographic areas and markets in which International has operations, the competition is extensive. Methods of distribution vary by country and by product, and include direct sales, sales through agents and brokers, and sales through joint ventures.

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

Operations outside the U.S. have added risks such as nationalization, expropriation, foreign currency fluctuations and the potential for restrictive capital regulations. Despite these risks, management believes that its operations are sufficiently maturing and, therefore, such risks are not substantial to the company.

The following table sets forth International's premium revenue, net investment income, other income and net realized capital gains/losses and life insurance in force, before deductions for reinsurance ceded to other companies:


(Millions)                          1994         1993         1992         1991         1990
                                    ____         ____         ____         ____         ____

Premiums..........................  $  887.1     $  909.5     $  814.8     $  500.0     $  415.9
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________
Net investment income, other
 income and net realized capital
 gains/losses.....................  $  409.9     $  369.8     $  387.6     $  390.2     $  257.0
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________
Life insurance in force, end
  of year.........................  $ 45,126     $ 44,186     $ 37,172     $ 30,083     $ 21,238
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________



Premium reduction in 1994 resulted from the company's 1994 change in its accounting for an affiliate from the consolidated basis of accounting to the equity basis of accounting (recorded premiums were $79 million and $136 million in 1994 and 1993, respectively) which was substantially offset by growth in the Pacific Rim operations.

Premium growth in 1992 included $128 million from the second quarter consolidation of a previously unconsolidated subsidiary as a result of an increase in the company's ownership percentage.

7.  Corporate

The Corporate segment includes interest expense and other corporate net expenses, which are not directly related to the company's business segments. Other corporate net expenses include operating expenses such as corporate staff areas, advertising and contributions, and net investment income.

8.  General Account Investments

The investment income and realized capital gains and losses from the investment portfolios of the company's insurance subsidiaries contribute to the results of the insurance operations described above. The company's investment objective is to fund policyholder and certain corporate liabilities in a manner which enhances shareholder and contractholder value, subject to appropriate risk constraints. It is the company's intention that this investment objective be met by a mix of investments which matches the characteristics of the liabilities they support; diversifies the types of investment risks in its portfolios by interest rate, liquidity, credit and equity price risk; and achieves asset diversification by investment type, industry, issuer and geographic location. The company regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in the portfolios of assets which support the liabilities. Using financial modeling and other techniques, the company regularly evaluates the appropriateness of the investments relative to the company's management-approved investment guidelines and the business objectives of the portfolios. The company also utilizes futures and forward contracts, swap agreements and certain debt instruments with derivative characteristics in order to manage investment returns and to align maturities, interest rates, currency rates and funds availability with its obligations. (See Note 18 of Notes to Financial Statements in the Annual Report for a discussion of the company's hedging activities.)

See MD&A - General Account Investments in the Annual Report for a further discussion of investments.

a.  Investments Related to Life, Health, Annuity and Pension
Operations

Consistent with the nature of the contract obligations involved in the company's health care, group life and disability, individual life, annuity and pension operations, the majority of the general account assets attributable to such operations have been invested in intermediate and long-term, fixed-income obligations such as Treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, see Notes 1, 5, and 6 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested
assets, cash and cash equivalents and accrued investment income as of the end of the years indicated: (1)



(Millions)                                 1994 (2,3)   1993 (2,3) 1992       1991       1990
                                           ____         ____       ____       ____       ____

Debt securities:
  Bonds:
    United States Government and
      government agencies and
      authorities..................        $ 4,214.4    $ 4,800.8  $ 2,318.7  $ 1,443.1  $   585.7
    States, municipalities and
      political subdivisions.......            276.3        157.8      171.7      247.6      123.4
    Foreign(4).....................            846.1      2,538.5      846.5    1,410.6    1,526.9
    Public utilities...............          1,944.1      2,046.1    1,615.3    2,079.9    2,518.3
    Financial......................          3,999.7      3,643.0    2,188.6    2,477.3    2,985.7
    Transportation/Capital goods...          2,234.4      1,950.8    1,728.6    2,285.2    2,650.9
    Mortgage-backed securities.....          5,433.1      8,735.5   10,117.4    8,208.3    7,132.1
    Other loan-backed securities...          1,331.8         49.1          -          -          -
    Food and fiber.................            597.8        708.5      652.5      750.4      857.7
    Natural resources and services             686.8        842.0      600.4      738.5      800.0
    All other corporate bonds......          4,165.0      3,033.6    3,037.5    2,816.1    2,765.1
                                           _________    _________  _________  _________  _________
      Total bonds..................         25,729.5     28,505.7   23,277.2   22,457.0   21,945.8
  Redeemable preferred stocks......              3.2          1.3        1.8        3.3        1.6
                                           _________    _________  _________  _________  _________
      Total debt securities........         25,732.7     28,507.0   23,279.0   22,460.3   21,947.4
                                           _________    _________  _________  _________  _________

  Equity securities:
    Common stocks..................            277.4        210.5      108.8      101.1       73.2
    Non-redeemable preferred stocks             92.3        101.0      107.8      158.3      147.4
                                           _________    _________  _________  _________  _________
      Total equity securities......            369.7        311.5      216.6      259.4      220.6
                                           _________    _________  _________  _________  _________

  Short-term investments...........            261.8        413.5      838.7       73.3      883.1
  Mortgage loans...................          9,742.9     12,331.2   15,203.0   17,507.0   19,499.2
  Real estate (5)..................          1,162.2        944.1    1,116.3    1,022.2      728.7
  Policy loans.....................            481.3        448.3      427.4      414.2      404.1
  Other............................            319.3        242.3      319.9      229.4      593.8
                                           _________    _________  _________  _________  _________
      Total investments............        $38,069.9    $43,197.9  $41,400.9  $41,965.8  $44,276.9
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________

Cash and cash equivalents..........        $ 2,158.4    $ 1,232.5  $ 1,516.3  $ 2,231.3  $ 1,037.8
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________

Accrued investment income..........        $   552.9    $   529.7  $   523.6  $   575.8  $   630.4
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________


(1) Excludes International, Separate Accounts and investments in affiliates.

(2) The majority of debt securities are carried at fair value in 1994 and 1993 due to the adoption of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,
    at December 31, 1993.

(3) Includes $11.9 billion and $14.7 billion of assets supporting discontinued products in
    1994 and 1993, respectively.

(4) "Foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.

(5) Includes acquisition of real estate through foreclosures (including in-substance foreclosures in 1994) of mortgage loans.


Mortgage-backed securities at December 31, 1994, 1993 and 1992 included the following categories of collateralized mortgage obligations:  (1)

(Millions)
                                    Amortized Cost     Fair Value       Yield (2)
                                    ______________     __________       _____
1994
Sequentials....................     $  775.7           $  765.3           9.4%
Planned Amortization Class.....      1,971.9            1,831.2           8.1
Interest Only..................         21.1               38.7          27.9
Principal Only.................         56.0               61.3          11.8
Z-Tranches.....................        300.6              271.0           9.1
Other..........................        124.5              123.8           8.6
                                    ________           ________
  Total........................     $3,249.8           $3,091.3           8.7
                                    ________           ________
                                    ________           ________

1993
Sequentials....................     $1,788.4           $1,890.9          10.3%
Planned Amortization Class.....      3,347.7            3,562.2           8.8
Interest Only..................         45.0               45.7          13.1
Principal Only.................         73.8              110.5          19.6
Z-Tranches.....................        276.8              319.6          10.2
Other..........................         66.1               65.4           6.9
                                    ________           ________
  Total........................     $5,597.8           $5,994.3           9.5
                                    ________           ________
                                    ________           ________

1992
Sequentials....................     $2,090.5           $2,213.6          10.2%
Planned Amortization Class.....      2,689.6            2,847.2           9.0
Interest Only..................        287.3              236.3           5.3
Principal Only.................        242.7              273.3          10.4
Z-Tranches.....................        661.6              714.5          10.4
Other..........................        204.9              205.1           7.9
                                    ________           ________
  Total........................     $6,176.6           $6,490.0           9.4
                                    ________           ________
                                    ________           ________

(1) Excludes Separate Accounts.
(2) Based on fair value at year-end.


The following table summarizes investment results of the company's life, health, disability, annuity and pension operations: (1)

(Dollar amounts in millions)
                        Net              Earned Net        Net Realized     Change in Net
                     Investment          Investment        Capital Gains    Unrealized Capital
                     Income (2)        Income Rate (3)     (Losses) (4)     Gains and Losses (5)
                     __________        _______________     _____________    ____________________
For the year:
1994...............  $3,327.7           8.1%               $  (50.8)        $ (821.3)
1993...............   3,653.0           8.8                   (40.8)           281.8
1992...............   3,835.9           8.9                  (111.7)           (26.9)
1991...............   4,202.7           9.7                  (373.0)            79.9
1990...............   4,258.9           9.9                  (171.8)           (29.3)

(1) Excludes International, Separate Accounts and investments in affiliates.

(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of federal income taxes.

(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of (i) cash, invested assets and investment income due and accrued less borrowed money at the beginning of the year, and (ii) cash, invested assets and investment income due and accrued less borrowed money at the end of the year, less net investment income.  Debt securities are reflected primarily at amortized cost for purposes of this calculation.
    Investments in affiliates have been eliminated for purposes of this calculation.

(4) Net realized capital gains (losses) are before federal income taxes and after gains and losses allocable to experience rated pension contractholders.
    Intercompany transactions between life, health, disability, annuity and pension operations and property-casualty operations have not been eliminated.

(5) Net unrealized capital gains (losses) are before federal income taxes and exclude changes in unrealized capital gains (losses) related to experience rated contractholders in all years and discontinued products in 1994 and 1993.

b.  Investments Related to Property-Casualty Operations

The investment strategies for assets related to property-casualty operations are designed to maximize yield with appropriate liquidity and preservation of principal, and to permit periodic adjustment of the portfolio mix, in order to reflect changes in underwriting results and thus maximize after-tax income. Common stocks are held with the primary objective of achieving portfolio appreciation through capital gains and income. The size of common stock holdings is controlled in relation to surplus levels.

For information concerning the valuation of investments, see Notes 1, 5, and 6 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested
assets, cash and cash equivalents and accrued investment income as of the end of the years indicated: (1)



(Millions)                               1994 (2)     1993 (2)    1992        1991        1990
                                         ____         ____        ____        ____        ____


Debt Securities:
  Bonds:
    United States Government
      and government agencies
      and authorities...............     $ 3,417.5    $ 3,341.9    $   895.7   $   828.2   $   622.9
    States, municipalities and
      political subdivisions........       1,408.1      2,086.9      2,210.0     2,953.1     4,114.4
    Foreign(3)......................         161.2        757.2        533.0       597.8       431.4
    Public utilities................         520.3        717.3        676.3       455.9       293.3
    Financial.......................         536.1      1,280.0        708.6       946.3       768.1
    Transportation/Capital goods....         616.3        215.9        290.3       256.2       225.1
    Mortgage-backed securities......       1,273.6      1,453.5      3,029.5     2,561.7     2,009.9
    Other loan-backed securities....         317.5            -            -           -           -
    Food and fiber..................         141.9        218.3        213.9       169.8       122.3
    Natural resources and services..         282.1        279.6        334.3       268.6       166.6
    All other corporate bonds.......         863.9        636.8        602.9       287.0       217.3
                                         _________    _________    _________   _________   _________
        Total bonds.................       9,538.5     10,987.4      9,494.5     9,324.6     8,971.3
    Redeemable preferred stocks.....          71.1         92.3        162.8       140.5       166.0
                                         _________    _________    _________   _________   _________
        Total debt securities.......       9,609.6     11,079.7      9,657.3     9,465.1     9,137.3
                                         _________    _________    _________   _________   _________

Equity securities:
  Common stocks.....................       1,038.5      1,169.5      1,015.0       645.9       484.2
  Non-redeemable preferred stocks...          17.3          7.2          7.8        14.4        21.0
                                         _________    _________    _________   _________   _________
        Total equity securities.....       1,055.8      1,176.7      1,022.8       660.3       505.2
                                         _________    _________    _________   _________   _________

Short-term investments..............         113.2        235.8        506.8       479.2       720.1
Mortgage loans......................       1,453.7      1,834.1      2,126.0     2,303.8     2,629.7
Real estate (4).....................         267.6        314.8        344.6       317.0       240.3
Other...............................         389.3        295.7        258.9       490.0       331.8
                                         _________    _________    _________   _________   _________
        Total investments...........     $12,889.2    $14,936.8    $13,916.4   $13,715.4   $13,564.4
                                         _________    _________    _________   _________   _________
                                         _________    _________    _________   _________   _________

Cash and cash equivalents...........     $   699.5    $   (11.0)   $   597.1   $   382.4   $   471.3
                                         _________    _________    _________   _________   _________
                                         _________    _________    _________   _________   _________

Accrued investment income...........     $   179.6    $   206.8    $   192.7   $   201.6   $   209.2
                                         _________    _________    _________   _________   _________
                                         _________    _________    _________   _________   _________


(1) Excludes International and investments in affiliates.

(2) The majority of debt securities are carried at fair value in 1994 and 1993 due to the adoption of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,
    at December 31, 1993.

(3) "Foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.

(4) Includes acquisition of real estate through foreclosures (including in-substance foreclosures in 1994) of mortgage loans.


Mortgage-backed securities at December 31, 1994, 1993 and 1992 included the following categories of collateralized mortgage obligations:  (1)

(Millions)
                                    Amortized Cost     Fair Value        Yield (2)
                                    ______________     __________        _____
1994
Sequentials....................     $  169.4           $  148.3           8.8%
Planned Amortization Class.....        143.5              129.8           9.1
                                    ________           ________
  Total........................     $  312.9           $  278.1           8.9
                                    ________           ________
                                    ________           ________


1993
Sequentials....................     $  102.4           $  102.4           6.7%
Planned Amortization Class.....        211.6              213.0           6.8
Principal Only.................         53.3               54.7           6.5
Z-Tranches.....................          7.0                7.0           4.8
Other..........................         10.3               10.2           8.9
                                    ________           ________
  Total........................     $  384.6           $  387.3           6.8
                                    ________           ________
                                    ________           ________


1992
Sequentials....................     $  468.9           $  488.4           7.9%
Planned Amortization Class.....        874.7              909.7           7.9
Principal Only.................         40.5               46.4           1.0
Z-Tranches.....................         11.1               11.5           6.8
Other..........................         80.1               80.9             -
                                    ________           ________
  Total........................     $1,475.3           $1,536.9           7.7
                                    ________           ________
                                    ________           ________


(1) Excludes International.
(2) Based on fair value at year-end.



The following table summarizes investment results of the company's property-casualty insurance operations: (1)

(Dollar amounts in millions)
                        Net         Earned Net        Net Realized       Change in Net
                     Investment     Investment        Capital Gains      Unrealized Capital
                     Income (2)   Income Rate (3)     (Losses) (4)       Gains and Losses (4)
                     __________   _______________     _____________      ____________________
For the year:
1994...............  $  842.5          6.5%           $   (8.4)          $ (914.1)
1993...............     959.0          7.3               149.2              207.6
1992...............     946.1          7.2               217.4              200.6
1991...............   1,057.9          8.3                36.2              118.3
1990...............   1,136.0          8.8                53.8             (129.8)


(1) Excludes International and investments in affiliates.

(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of federal income taxes.

(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of (i) cash, invested assets and investment income due and accrued less borrowed money at the beginning of the year, and (ii) cash, invested assets and investment income due and accrued less borrowed money at the end of the year, less net investment income.  Debt securities are reflected primarily at amortized cost for purposes of this calculation.  Investments in affiliates have been eliminated for purposes of this calculation.

(4) Net realized and unrealized capital gains (losses) are before federal income taxes.  Intercompany transactions between life, health, disability, annuity and pension operations and property-casualty operations have not been eliminated.


9.  Other Matters

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

Although the federal government does not directly regulate the business of insurance, many federal laws do affect that business. Existing or recently proposed federal laws that may significantly affect or would affect, if passed, the insurance business cover such matters as employee benefits (including regulation of federally qualified HMOs), controls on medical care costs, medical entitlement programs (e.g., Medicare), environmental regulation and liability, product liability, civil justice procedural reform, earthquake insurance, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies (see Notes 1 and 10 of Notes to Financial Statements in the Annual Report), and the tax treatment of insurance products.

Health Care

In addition to regulations applicable to insurance companies generally (described above), Aetna's managed health care products are subject to varying levels of state insurance, HMO and/or health department regulation. Among other things, these regulations address health care network composition, new product offerings, product and benefit contracts and the extent to which insurance companies may provide incentives to insureds to use services from "preferred" health care service providers or pay contractual and non-contractual health care providers unequally for equivalent services. Some jurisdictions also regulate the extent to which managed health care plans may offer their enrollees the option of receiving health care services from non-contracting providers. Additionally, these plans are subject to state, and in some cases federal, regulation concerning solvency and other operational requirements.

Legislative proposals to change the health insurance system have been prominent at both the state and national levels. (For additional discussion, see MD&A - Aetna Health Plans in the Annual Report.)

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

As a licensed Connecticut-domiciled insurer, the company is subject to Connecticut insurance laws. These laws, among other things, enable insurers to redeem their stock from any shareholder who fails, in the good faith determination of the insurer's board of directors, to (i) meet the qualifications prescribed under Connecticut law for licensure, or (ii) to secure the regulatory approvals required under Connecticut law for ownership of such stock.

Securities Laws

The Securities and Exchange Commission ("SEC") and, to a lesser extent, the states regulate the sales and investment management activities and operations of broker-dealer and investment advisory subsidiaries of the company. The SEC also regulates some of its pension, annuity, life insurance and other investment and retirement products. Additionally, certain Separate Accounts and mutual funds of Aetna Life Insurance and Annuity Company are subject to SEC regulation under the Investment Company Act of 1940. As a stock company, Aetna also is subject to extensive reporting obligations under the Securities Exchange Act of 1934.

Property-Casualty

Over the past several years, the company's insurance businesses, particularly personal auto and property insurance and workers' compensation coverage, have been the target of various regulatory and legislative initiatives that management believes have limited the basis upon which the company conducts its activities. Such initiatives have, among other things, sought to (1) freeze or reduce rates that may be charged for certain insurance products,
(2) force the company to issue and renew insurance in markets where the company cannot achieve an acceptable rate of return, and
(3) restructure residual or involuntary markets. Residual or involuntary markets are established to provide coverage to insureds unable to obtain policies in the private marketplace. As state-mandated rates are frequently inadequate, these markets are in effect often subsidized by the insurance industry.

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the years ended December 31, 1993 and 1992 were $17 million and $49 million, respectively. There were no such charges in 1994. The level of the 1992 provision is principally related to insolvencies of certain large insurance companies. The amounts ultimately assessed may differ from the amounts charged to earnings because such assessments may not be made for several years and will depend upon the final outcome of regulatory proceedings.

While the company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets and policy surcharges, significant increases in assessments could jeopardize future efforts to recover such assessments. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, although these efforts have, for the most part, been unsuccessful.

The company has actively supported improved insurer solvency regulation, including measures that would facilitate earlier identification of troubled insurers, and amendments to guaranty fund laws that would reduce the costs of such insolvencies to solvent insurers such as Aetna.

See MD&A - Regulatory Environment in the Annual Report for additional discussion of regulatory matters.

b.   NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1993, two of Aetna Life and Casualty Company's significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges, as discussed below.

Aetna Life Insurance Company ("ALIC") fell outside the usual ranges in 1993 for: (i) the Net Change in Capital and Surplus Ratio which is calculated by dividing the change in capital and surplus between the prior and the current year (net of any capital and surplus paid in) by the prior year capital and surplus; (ii) the Gross Change in Capital and Surplus Ratio which is calculated by dividing the change in capital and surplus between the prior and the current year by the prior year capital and surplus; (iii) the Adequacy of Investment Income Ratio which compares investment income to credited interest; and (iv) the Real Estate and Total Mortgage Loans to Cash and Invested Assets Ratio which measures the relative size of the real estate and mortgage loan portfolios. The regulators were satisfied, after analysis, that ALIC did not warrant special attention.

In 1993, The Aetna Casualty and Surety Company ("AC&S") fell outside of the usual ranges for: (i) the Two-year Overall Operating Ratio, which is a combination of a two-year combined ratio minus a two-year investment income ratio; (ii) the Change in Surplus which measures the improvement or deterioration in a company's financial condition during the year; (iii) the Ratio of Liabilities to Liquid Assets which measures the liquidity of a company; and (iv) the Two-Year Reserve Development to Surplus Ratio which measures the change in prior years' estimates calculated as a percentage of policyholders' surplus two years previous. Significant additions to prior years' losses for asbestos bodily injury and environmental liability claims and the redeployment of capital by Aetna Life and Casualty Company from another of its subsidiaries to AC&S caused certain of the ratios described above to fall outside of the usual ranges. The regulators were satisfied, after analysis, that AC&S did not warrant special attention.

Management expects that certain of the company's significant subsidiaries will have more than two IRIS ratios outside of the NAIC usual ranges for 1994.

c.   Ratios of Earnings to Fixed Charges and Earnings to Combined
     Fixed Charges and Preferred Stock Dividends

The following table sets forth Aetna's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:


(Millions)                             1994        1993       1992      1991      1990
                                       ____        ____       ____      ____      ____

Ratio of Earnings to Fixed Charges     4.60        (a)        .42 (b)   2.13      3.03
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock
  Dividends                            4.60        (a)        .42 (b)   2.13      3.03


(a) Aetna reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.

(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.



For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the Annual Report.) For the years ended December 31, 1994, 1993, 1992, 1991 and 1990 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

d.   Miscellaneous

Aetna had approximately 40,900 domestic employees at December 31, 1994.

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

No customer accounted for 10% or more of Aetna's consolidated revenues in 1994. In addition, no segment of Aetna's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the segment. See Note 15 of Notes to Financial Statements regarding segment information in the Annual Report.

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

Item 2.  Properties.

The home office of Aetna, owned by Aetna Life Insurance Company, is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately 1.6 million square feet. The company also owns or leases other space in the greater Hartford area as well as various field locations throughout the country. The company vacated certain of these facilities in 1994. (Please see MD&A - Overview in the Annual Report.)

The foregoing does not include numerous investment properties held by Aetna in its general and separate accounts.

Item 3.  Legal Proceedings.

In Re:  Stepak v. Aetna Life and Casualty Company, et al.

On October 22, 1990, a shareholder filed a lawsuit in United States District Court for the District of Connecticut ("District Court"). The suit, which was filed on behalf of a class of company shareholders, named as defendants Aetna Life and Casualty Company and certain present and former officers and directors thereof.

The suit alleges that the defendants fraudulently and in violation of federal securities laws failed, among other things, to adequately disclose alleged deterioration in the value of mortgage loan and real estate investment portfolios and that the plaintiff, acting in reliance upon such allegedly misleading public statements, purchased Aetna Life and Casualty Company common stock at artificially inflated prices. The suit seeks certification of the class and compensatory and punitive damages.

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

Aetna answered the complaint, denying all substantive averments, and the parties engaged in substantial discovery. On August 29, 1994, the District Court granted the defendants' motion for summary judgment and on September 8, 1994, entered a final judgment in favor of all defendants. The plaintiff has filed an appeal from that judgment to the United States Court of Appeals for the Second Circuit. Aetna believes that the suit is supported neither as a matter of fact nor as a matter of law and, with the other defendants, will continue to contest vigorously the litigation.

In Re:  Attorneys General Antitrust Litigation

The description of this litigation is contained in Note 19 of Notes to Financial Statements in the Annual Report and is incorporated herein by reference.

Other Litigation

Aetna is continuously involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation. One such area of coverage litigation involves legal liability for environmental and asbestos-related claims. These lawsuits and other factors make reserving for these claims subject to significant uncertainties. See MD&A - Property-Casualty Reserves in the Annual Report.

While the ultimate outcome of the litigation described herein cannot be determined at this time, such litigation (other than that related to environmental and asbestos-related claims, which is subject to significant uncertainties), net of reserves established therefor and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods. The company is expected to be affected adversely in the future by losses for environmental and asbestos-related claims and related litigation expenses and such effect could be material to the company's future results, liquidity and/or capital resources.

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


                                                                    Business Experience
Name of Officer           Principal Position             Age *      During Past Five Years
_______________           __________________             ___        ______________________


Ronald E. Compton         Chairman and President         62          (1)

Richard L. Huber          Vice Chairman for
                          Strategy and Finance           58          (2)

Zoe Baird                 Senior Vice President and
                          General Counsel                42          (3)

Gary G. Benanav           Executive Vice President,
                          Property/Casualty**            49          (4)

Mary Ann Champlin         Senior Vice President,
                          Human Resources                47          (5)

Daniel P. Kearney         Executive Vice President,
                          Investments/Financial
                          Services**                     55          (6)

James W. McLane           Executive Vice President,
                          Health/Group Life**            56          (7)

Vanda B. McMurtry         Senior Vice President,
                          Federal Government Relations   45          (8)

Robert E. Broatch         Senior Vice President,
                          Finance, and Corporate
                          Controller                     46          (9)

Brian E. Scott            Vice President and
                          Senior Corporate Actuary       58         (10)


*   As of March 1, 1995.

** Executive Vice Presidents, in conjunction with certain other senior officers, are responsible for assisting the Chairman and Vice Chairman in setting policy and overall direction for the company. In addition, each Executive Vice President is responsible for overseeing key initiatives and business decisions of the following businesses:
       Mr. Benanav -- property-casualty and international;
       Mr. Kearney -- investments, large case pensions and ALIAC;
       Mr. McLane  -- Aetna Health Plans.


(1)
Mr. Compton has served as Chairman since March 1, 1992. He is also President, a position he has held since July 1988.

(2)
Mr. Huber has served in his current position since February 1995. From September 1994 to February 1995, he served as President and Chief Operating Officer of Grupo Wasserstein Perella. From 1990 to September 1994, he served as Vice Chairman of Continental Bank. From 1988 to 1990, he served as Executive Vice President and Head of Capital Markets and Foreign Exchange Sector, Chase Manhattan Bank.

(3)
Ms. Baird has served in her current position since April 1992. From July 1990 to April 1992 she served as Vice President and General Counsel. From 1986 to July 1990 she was with General Electric Company, Fairfield, Connecticut, most recently as Counselor and Staff Executive.

(4)
Mr. Benanav has served in his current position since December 1993. From April 1992 to December 1993 he served as Group Executive responsible for International, individual life insurance, annuities, mutual funds, and small case pensions. From April 1990 through April 1992, he served as Senior Vice President, International Insurance. From August 1989 until April 1990, he served as Vice President, International Insurance Division.

(5)
Mrs. Champlin has served in her current position since November 1992. From February 1991 through November 1992 she served as Vice President, Aetna Human Resources. From June 1989 through January 1991 she served as Assistant Vice President, Corporate Management, Office of the Chairman.

(6)
Mr. Kearney has served in his current position since December 1993. From February 1991 to December 1993 he served as Group Executive responsible for investments and large case pensions. From 1990 to February 1991 he served as the principal of Daniel P. Kearney, Inc. From 1989 to 1990 he served as President and Chief Executive Officer of the Oversight Board of the Resolution Trust Corporation.

(7)
Mr. McLane has served in his current position since December 1993. From April 1992 to December 1993, he served as Group Executive responsible for group health and life insurance including managed care operations. From February 1991 through April 1992 he served as Chief Executive Officer, Aetna Health Plans; from 1985 through 1991 he served as Senior Vice President, Global Insurance Division, Citicorp.

(8)
Mr. McMurtry has served in his current position since November
1992. From February 1989 through November 1992 he served as Staff Director and Chief Counsel, Committee on Finance, United States
Senate.

(9)
Mr. Broatch has served in his current position since December
1993. From May 1988 to December 1993, he served as Vice President and Corporate Controller.

(10)
Mr. Scott has served in his current position since November 1991. From April 1991 until November 1991, he served as Vice President, Standard Commercial Accounts. From October 1988 through April 1991, he served as Vice President, Standard Markets Department, Commercial Insurance Division.

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

Aetna Life and Casualty Company's common stock is listed on the New York and Pacific Stock Exchanges, with unlisted trading privileges on other regional exchanges. Its symbol is AET. The common stock also is listed on the Swiss Stock Exchanges at Basel, Geneva and Zurich. Call and put options on the common stock are traded on the American Stock Exchange. As of February 28, 1995, there were 25,429 record holders of the common stock.

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

Item 8.  Financial Statements and Supplementary Data.

The 1994 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" is incorporated herein by reference to the Annual Report.

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

Item 11.  Executive Compensation.

The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Security Ownership of Certain
Beneficial Owners, Directors, Nominees and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information under the caption "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.  Financial statements:

The Consolidated Financial Statements and the report of the registrant's independent auditors are incorporated herein by reference to the Annual Report.

2.  Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item 14. See Index to Financial Statement Schedules on page 42.

3.  Exhibits: *

(3)  Articles of Incorporation and By-Laws.

Certificate of Incorporation of Aetna Life and Casualty Company, incorporated herein by reference to the company's 1992 Form 10-K, filed on March 17, 1993 (the "1992 Form 10-K").

By-Laws of Aetna Life and Casualty Company, incorporated by reference to the company's 1993 Form 10-K filed on March 18, 1994
(the "1993 Form 10-K").

(4) Instruments defining the rights of security holders, including indentures.

Conformed copy of Indenture, dated as of October 15, 1977, between Aetna Life and Casualty Company and Morgan Guaranty Trust Company of New York, Trustee, incorporated herein by reference to the 1992 Form 10-K.

Conformed copy of Indenture, dated as of October 15, 1986, between Aetna Life and Casualty Company and The First National Bank of
Boston, Trustee, incorporated herein by reference to the 1992 Form
10-K.

Conformed copy of Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust
Company of Connecticut, National Association, as Trustee, incorporated herein by reference to the company's Registration
Statement on Form S-3 (File No. 33-50427).

Conformed copy of Rights Agreement dated as of October 27, 1989, between Aetna Life and Casualty Company and First Chicago Trust
Company of New York, incorporated herein by reference to the 1992
Form 10-K.

Conformed copy of Summary of Rights to Purchase Preferred Stock, incorporated herein by reference to the 1992 Form 10-K.

Conformed copy of Written Action dated as of November 15, 1994, establishing the terms of Series A Preferred Securities of Aetna
Capital L.L.C., incorporated herein by reference to the company's
Form 8-K filed on November 22, 1994.

Conformed copy of Subordinated Indenture dated as of November 1, 1994, between the company and The First National Bank of Chicago, as Trustee, incorporated herein by reference to the company's Form 8-K filed on November 22, 1994.

Conformed copy of Payment and Guarantee Agreement dated November
22, 1994, of the company with respect to Aetna Capital L.L.C., incorporated herein by reference to the company's Form 8-K filed on November 22, 1994.

(10)  Material contracts.

The 1984 Stock Option Plan of Aetna Life and Casualty Company and amendments thereto, incorporated herein by reference to the 1992
Form 10-K. **

Aetna Life and Casualty Company's Supplemental Incentive Savings
Plan, incorporated herein by reference to the 1992 Form 10-K. **

Aetna Life and Casualty Company's Supplemental Pension Benefit
Plan, incorporated herein by reference to the 1992 Form 10-K. **

Aetna Life and Casualty Company's 1986 Management Incentive Plan, as amended effective February 25, 1994, incorporated herein by reference to the 1993 Form 10-K. **

Aetna Life and Casualty Company Directors' Deferred Compensation
Plan, incorporated herein by reference to the 1992 Form 10-K. **

Aetna Life and Casualty Company 1994 Non-Employee Director
Deferred Stock Plan, incorporated herein by reference to the company's 1994 proxy statement, filed on March 18, 1994 (the "1994 Proxy Statement"). **

Aetna Life and Casualty Company 1994 Stock Incentive Plan, incorporated herein by reference to the 1994 Proxy Statement. **

Letter Agreement, dated December 18, 1993, between Aetna Life and
Casualty Company and David A. Kocher, incorporated herein by reference to the 1993 Form 10-K. **

Letter Agreement, dated September 20, 1994, between Aetna Life and Casualty Company and Patrick W. Kenny, incorporated by reference to the company's Form 10-Q filed on October 28, 1994. **

The Aetna Life and Casualty Company 1990 Non-Employee Director
Deferred Stock Plan, incorporated herein by reference to the 1992
Form 10-K. **

$500,000,000 Short-Term Credit Agreement dated as of July 27, 1994 among Aetna Life and Casualty Company, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York, as Managing Agent, Deutsche Bank AG, as Co-Arranger, and The Chase Manhattan Bank, N.A., Citibank, N.A., and Credit Suisse, as Co-Agents, incorporated by reference to the company's Form 10-Q filed on August 15, 1994 (the "1994 Second Quarter Form 10-Q").

$500,000,000 Medium-Term Credit Agreement dated as of July 27, 1994 among Aetna Life and Casualty Company, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York, as Managing Agent, Deutsche Bank AG, as Co-Arranger, and The Chase Manhattan Bank, N.A., Citibank, N.A., and Credit Suisse, as Co-Agents, incorporated by reference to the 1994 Second Quarter Form 10-Q.

Description of certain arrangements not embodied in formal documents, as described with respect to Directors' fees and benefits, and under the caption "Executive Compensation," are incorporated herein by reference to the Proxy Statement.

(11)  Statement re computation of per share earnings.

Incorporated herein by reference to Note 1 of Notes to Financial
Statements in the Annual Report.

(12)  Statement re computation of ratios.

Statement re:  computation of ratio of earnings to fixed charges.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends.

(13)  Annual Report to security holders.

Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and the report of the company's independent auditors, and unaudited Quarterly Data from the Annual Report.

(21)  Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Life and Casualty Company.

(23)  Consents of experts and counsel.

Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24)  Powers of attorney.

(27)  Financial data schedule.

(28) Information from reports furnished to state insurance regulatory authorities.

1994 Consolidated Schedule P of Annual Statements provided to state regulatory authorities. ***

(b)  Reports on Form 8-K

The company filed a report on Form 8-K filed on October 4, 1994, relating to the lowering, by certain of the rating agencies, of the senior debt and commercial paper ratings of Aetna Life and Casualty Company and the claims paying ratings of certain of its subsidiaries.

The company filed a report on Form 8-K filed on November 7, 1994, relating to the lowering by A.M. Best of the claims paying rating of The Aetna Casualty and Surety Company.

The company filed a report on Form 8-K filed on November 14, 1994, relating to the lowering by Duff & Phelps of the claims paying ratings of certain of Aetna Life and Casualty Company's subsidiaries.

The company filed a report on Form 8-K filed on November 22, 1994, relating to a pricing agreement with certain underwriters to offer and sell $275 million of Aetna Capital L.L.C.'s, a subsidiary of the company, 9 1/2% Cumulative Monthly Income Preferred
Securities, Series A guaranteed by the company.


* Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Office of the Corporate Secretary, Aetna Life and Casualty Company,
    151 Farmington Avenue, Hartford, Connecticut  06156.

**  Management contract or compensatory plan or arrangement.

*** Filed under cover of Form SE.

INDEX TO FINANCIAL STATEMENT SCHEDULES

AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES


                                                         Page
                                                         ____

Independent Auditors' Report........................      43

   I  Summary of Investments - Other than
      Investments in Affiliates as
      of December 31, 1994..........................      44

 III  Condensed Financial Information of the
      Registrant as of December 31, 1994 and
      1993 and for the years ended December 31,
      1994, 1993 and 1992...........................      45

   V  Supplementary Insurance Information as of
      and for the years ended December 31, 1994,
      1993 and 1992.................................      51

VIII  Valuation and Qualifying Accounts and Reserves
      for the years ended December 31, 1994, 1993
      and 1992......................................      54

  IX  Short-term Borrowings for the years ended
      December 31, 1994, 1993 and 1992..............      55

   X  Supplemental Information Concerning
      Property-Casualty Operations for the years
      ended December 31, 1994, 1993 and 1992........      56


Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto in the Annual Report. Columns omitted from schedules filed have been omitted because the information is not applicable.

Certain reclassifications have been made to 1993 and 1992 financial information to conform to 1994 presentation.

                   INDEPENDENT AUDITORS' REPORT
                   ____________________________


The Shareholders and Board of Directors
Aetna Life and Casualty Company:


Under date of February 7, 1995, we reported on the consolidated balance sheets of Aetna Life and Casualty Company and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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


                             By  /s/ KPMG Peat Marwick LLP
                                 __________________________
                                    (Signature)

                                     KPMG Peat Marwick LLP


Hartford, Connecticut
February 7, 1995

            AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                              SCHEDULE I

     Summary of Investments - Other than Investments in Affiliates

                        As of December 31, 1994


                                                                          Amount
                                                                        at which
                                                                    shown in the
Type of Investment                           Cost        Value*    balance sheet
(Millions)                             __________    __________    _____________


Debt securities:
   Bonds:
     United States Government
       and government agencies
       and authorities.............    $ 8,321.5    $ 7,652.8          $ 7,652.8
     States, municipalities and
       political subdivisions......      2,000.3      1,933.9            1,941.7
     Foreign (1)...................      1,739.2      1,685.5            1,685.5
     Public utilities..............      2,821.0      2,630.8            2,628.3
     Financial.....................      4,776.5      4,567.8            4,675.7
     Transportation/Capital goods..      2,993.0      2,992.8            2,883.3
     Mortgage-backed securities....      7,065.2      6,759.9            6,772.8
     Other loan-backed securities..      1,706.1      1,649.4            1,649.4
     Food and fiber................        801.5        767.1              739.9
     Natural resources and services      1,038.1      1,038.1            1,037.9
     All other corporate bonds.....      5,640.9      5,342.3            5,362.7
                                       _________    _________          _________

       Total bonds.................     38,903.3     37,020.4           37,030.0

   Redeemable preferred stocks.....         81.7         81.5               81.5
                                       _________    _________          _________

       Total debt securities.......     38,985.0    $37,101.9           37,111.5
                                       _________    _________          _________
                                                    _________


Equity securities:
   Common stocks:
     Public utilities..............         84.6    $    83.6               83.6
     Banks, trust and insurance
       companies...................         86.1        178.4              178.4
     Industrial, miscellaneous
       and all other...............      1,074.7      1,282.1            1,282.1
                                       _________    _________          _________

       Total common stocks.........      1,245.4      1,544.1            1,544.1
   Non-redeemable preferred
     stocks........................        107.7        111.5              111.5
                                       _________    _________          _________

       Total equity securities.....      1,353.1    $ 1,655.6            1,655.6
                                       _________    _________          _________
                                                    _________


Short-term investments.............        450.4                           450.4
Mortgage loans.....................     11,843.6                        11,843.6
Real estate........................      1,545.7                         1,545.7
Policy loans.......................        533.8                           533.8
Other..............................        936.8 (2)                     1,152.7 (3)
                                       _________                       _________

       Total investments...........    $55,648.4                       $54,293.3
                                       _________                       _________
                                       _________                       _________
________________________

* See Notes 1 and 5 of Notes to Financial Statements in the company's 1994 Annual Report.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.

(2) Excludes investments in affiliates of $215.9 million.

(3) Includes investments in affiliates of $215.9 million.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                 Condensed Financial Information


                 AETNA LIFE AND CASUALTY COMPANY

                       Statements of Income



For the years ended December 31,
                                         1994         1993         1992
                                         ____         ____         ____
(Millions)


Premiums...............................  $     -      $   1.3      $     .9
Net investment income (expense)........     (7.9)        (7.9)        (18.2)
Net realized capital gains (losses)....     (7.9)       (22.1)          5.7
                                         _______      _______      ________

       Total revenue...................    (15.8)       (28.7)        (11.6)

Current and future benefits............        -           .8            .2
Operating expenses.....................     31.8         43.1          30.3
Severance and facilities charge........        -         50.3          22.1
Interest expense.......................     92.5         70.1          76.9
                                         _______      _______      ________

       Total benefits and expenses.....    124.3        164.3         129.5
                                         _______      _______      ________

Insurance operating losses before
 federal income taxes and equity
 in earnings of affiliates.............   (140.1)      (193.0)       (141.1)
Federal income tax benefits:
  Current..............................    (23.3)       (53.4)        (35.5)
  Deferred.............................    (29.4)       (45.6)        (15.7)
Equity in earnings (losses) of
 affiliates............................    554.9       (521.3)         84.6
                                         _______      _______      ________

Income (Loss) from continuing
 operations before extraordinary item
 and cumulative effect adjustments.....    467.5       (615.3)         (5.3)

Discontinued operations, net of tax:
  Income from operations...............        -            -          86.8
  Gain on sale.........................        -         27.0          38.1
  Cumulative effect adjustments........        -            -          48.9
                                         _______      _______      ________

Income (Loss) before extraordinary item
 and cumulative effect adjustments for
 continuing operations.................    467.5       (588.3)        168.5
Extraordinary loss on debenture
 redemption, net of tax................        -         (4.7)            -
Cumulative effect adjustments for
 continuing operations.................        -        227.1 (1)    (112.5) (2)
                                         _______      _______      ________

Net income (loss)....................... $ 467.5      $(365.9)     $   56.0
                                         _______      _______      ________
                                         _______      _______      ________

________________________


(1) The amount of the cumulative effect adjustment applicable to affiliates is $276.3 million.

(2) The amount of the cumulative effect adjustment applicable to affiliates is $285.4 million.

See Notes to Condensed Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                 Condensed Financial Information

                 AETNA LIFE AND CASUALTY COMPANY

                          Balance Sheets


As of December 31,
                                               1994          1993
                                               ____          ____
(Millions, except share data)
         ASSETS

Investments:
   Debt securities, available for sale
    at fair value (cost of $3.8)...........   $    3.8       $       -
   Equity securities, at market
     (cost $18.3 and $5.6).................       14.8             1.6
   Short-term investments..................       22.5            83.3
   Other...................................       10.9            10.5
   Investments in affiliates:
     Insurance and financial services
       companies...........................    6,815.8         7,916.4
     International insurance and
       financial services companies........      644.6           636.4
                                              ________       _________
         Total investments.................    7,512.4         8,648.2
Cash and cash equivalents..................          -             5.8
Premiums due and other receivables.........        2.5             2.5
Due from affiliates........................      179.3           165.5
Accrued investment income..................        1.6             1.3
Deferred federal income taxes..............      306.6           263.8
Other assets...............................       32.8            39.4
                                              ________       _________
         Total assets......................   $8,035.2       $ 9,126.5
                                              ________       _________
                                              ________       _________

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance reserve liabilities...........   $     .6      $       .5
   Dividends payable to shareholders.......       77.7            77.4
   Long-term debt..........................    1,058.2         1,057.6
   Other liabilities.......................      127.2           154.6
   Liability for postretirement
    benefits other than pensions...........      624.1           638.9
   Due to affiliates.......................      513.1           149.0
   Federal income taxes payable............      131.3             5.4
                                              ________       _________
         Total liabilities.................    2,532.2         2,083.4
                                              ________       _________

Shareholders' Equity:
   Class A Voting Preferred Stock
    (no par value; 10,000,000 shares
    authorized; no shares issued or
    outstanding)                                     -               -
   Class B Voting Preferred Stock
    (no par value; 15,000,000 shares
    authorized; no shares issued or
    outstanding)                                     -               -
   Class C Non-voting Preferred Stock
    (no par value; 15,000,000 shares
    authorized; no shares issued or
    outstanding)                                     -               -
   Common stock (No par value; 250,000,000
     shares authorized; 114,939,275 issued;
     and 112,657,758 and 112,200,567
     outstanding)..........................    1,419.2         1,422.0
   Net unrealized capital gains (losses)...   (1,071.5)          648.2
   Retained earnings.......................    5,259.6         5,103.3
   Treasury stock, at cost.................     (104.3)         (130.4)
       Total shareholders' equity..........    5,503.0         7,043.1
                                              ________       _________

         Total.............................   $8,035.2       $ 9,126.5
                                              ________       _________
                                              ________       _________
________________________

See Notes to Condensed Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                 Condensed Financial Information

                 AETNA LIFE AND CASUALTY COMPANY

                Statements of Shareholders' Equity


                                                                            Net
                                                                     Unrealized
Three years ended December 31, 1994                     Common          Capital     Retained   Treasury
(Millions, except share data)                Total       Stock   Gains (Losses)     Earnings      Stock
___________________________________________________________________________________________________________


Balances at December 31, 1991                $ 7,384.5   $ 1,420.1   $   165.9      $ 6,026.0     $  (227.5)
___________________________________________________________________________________________________________
Net income..............................          56.0                                   56.0
Net change in unrealized capital gains
  and losses............................          93.7                    93.7
Common stock issued for benefit plans
  (205,848 shares)......................          10.6                                                 10.6
Loss on issuance of treasury stock......          (2.4)       (2.4)
Common stock dividends declared.........        (304.1)                                (304.1)
                                             ______________________________________________________________
Balances at December 31, 1992                $ 7,238.3   $ 1,417.7   $   259.6      $ 5,777.9     $  (216.9)
___________________________________________________________________________________________________________
Net income..............................        (365.9)                                (365.9)
Net change in unrealized capital gains
  and losses............................         388.6                   388.6
Common stock issued for benefit plans
  (1,930,085 shares)....................          86.5                                                 86.5
Loss on issuance of treasury stock......           4.3         4.3
Common stock dividends declared.........        (308.7)                                (308.7)
                                             ______________________________________________________________
Balances at December 31, 1993                $ 7,043.1   $ 1,422.0   $   648.2 (1)  $ 5,103.3     $  (130.4)
___________________________________________________________________________________________________________
Net income..............................         467.5                                  467.5
Net change in unrealized capital gains
  and losses............................      (1,719.7)               (1,719.7)
Common stock issued for benefit plans
  (457,191 shares)......................          26.1                                                 26.1
Loss on issuance of treasury stock......          (2.8)       (2.8)
Common stock dividends declared.........        (311.2)                                (311.2)
                                             ______________________________________________________________
Balances at December 31, 1994                $ 5,503.0   $ 1,419.2   $(1,071.5) (1) $ 5,259.6     $  (104.3)
___________________________________________________________________________________________________________


See Notes to Condensed Financial Statements.

(1) Excludes unrealized capital gains and losses attributable to assets supporting discontinued products and to assets supporting experience rated contracts.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

                     Statements of Cash Flows

For the years ended December 31,
                                                    1994       1993         1992
(Millions)                                          ____       ____         ____
Cash Flows from Operating Activities:
   Net income (loss).............................   $ 467.5    $(365.9)     $  56.0
   Adjustments to reconcile net income (loss)
    to net cash (used for) provided by
    operating activities:
     Cumulative effect adjustments...............         -     (227.1)       112.5
     Extraordinary loss on debenture redemption..         -        4.7            -
     Discontinued operations.....................         -      (27.0)       (86.8)
     Cumulative effect of discontinued operations         -          -        (48.9)
     (Increase) Decrease in premiums due and
      other receivables..........................     (12.3)       5.0        (41.7)
     (Increase) Decrease in accrued investment
      income.....................................      (0.3)       0.3         (3.1)
     Depreciation and amortization...............       0.1          -          0.1
     Increase (Decrease) in federal income taxes       83.1      (58.6)        73.3
     Net (decrease) increase in other assets
      and other liabilities......................     (19.7)      38.3        110.2
     Increase in insurance reserve
      liabilities................................       0.1        0.1          0.3
     Equity in (earnings) losses of affiliates...    (554.9)     521.3        (84.6)
     Gain on sale of subsidiaries................         -      (15.0)       (38.1)
     Net realized capital (gains) losses.........       7.9       22.1         (5.7)
     Amortization of net investment discounts....      (0.2)      (0.2)        (0.2)
     Other, net..................................     (90.6)    (118.2)        65.8
                                                    _______    _______      _______
       Net cash (used for)  provided by
        operating activities.....................    (119.3)    (220.2)       109.1
                                                    _______    _______      _______
Cash Flows from Investing Activities:
 Proceeds from sales of:
   Equity securities.............................       1.1          -            -
   Short-term investments........................   1,200.3    1,591.3      2,479.8
 Cost of investments in:
   Debt securities available for sale............      (3.8)         -            -
   Equity securities.............................     (21.8)     (26.3)        (2.9)
   Short-term investments........................  (1,139.6)  (1,591.5)    (2,538.6)
   Real estate...................................      (1.0)      (0.5)        (1.8)
 Proceeds from disposal of subsidiaries..........         -       93.1            -
 Investment in and advances from subsidiaries....      13.4     (631.3)       220.4
 Dividends received from affiliates..............         -      302.1        250.0
 Other, net......................................       4.0      366.0        (72.9)
                                                    _______    _______      _______
   Net cash provided by investing activities.....      52.6      102.9        334.0
                                                    _______    _______      _______
Cash Flows from Financing Activities:
   Issuance of long-term debt....................        .6      600.0            -
   Issuance of subordinated debentures
     to affiliates...............................     348.1          -            -
   Stock issued under benefit plans..............      23.3       90.8          8.2
   Repayment of long-term debt...................         -     (347.2)       (69.9)
   Dividends paid to shareholders................    (311.2)    (308.7)      (304.1)
                                                    _______    _______      _______
     Net cash (used for) provided by
      financing activities.......................      60.8       34.9       (365.8)
                                                    _______    _______      _______
Effect of exchange rate on cash
 and cash equivalents............................       0.1          -            -
                                                    _______    _______      _______
Net (decrease) increase in cash and
 cash equivalents................................      (5.8)     (82.4)        77.3
Cash and cash equivalents, beginning of year.....       5.8       88.2         10.9
                                                    _______    _______      _______
Cash and cash equivalents, end of year...........   $     -    $   5.8      $  88.2
                                                    _______    _______      _______
                                                    _______    _______      _______
Supplemental disclosure of cash flow
 information:
     Interest paid...............................   $  90.6    $  64.2      $  83.2
                                                    _______    _______      _______
                                                    _______    _______      _______
     Income taxes received, net..................   $ 150.3    $  56.7      $  40.6
                                                    _______    _______      _______
                                                    _______    _______      _______
________________________

See Notes to Condensed Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

              Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Annual Report. Certain reclassifications have been made to 1993 and 1992 financial information to conform to 1994 presentation.

1.  Long-Term Debt

(Millions)                                   1994         1993
                                             ____         ____
     Long-term debt:
     Eurodollar Notes, 9 1/2% due 1995..     $  100.2     $  100.4
     Notes, 8 5/8% due 1998.............         99.8         99.8
     Notes, 6 3/8% due 2003.............        198.9        198.7
     Debentures, 6 3/4% due 2013........        198.4        198.3
     Eurodollar Notes, 7 3/4% due 2016..         63.5         63.5
     Debentures, 8% due 2017............        199.1        198.6
     Debentures, 7 1/4% due 2023........        198.3        198.3
                                             ________     ________
                                             $1,058.2     $1,057.6
                                             ________     ________
                                             ________     ________


See Note 9 to the Consolidated Financial Statements in the Annual
Report for a description of the long-term debt and aggregate maturities for 1995 to 1999 and thereafter.


2.  Dividends

The amounts of cash dividends paid to Aetna Life and Casualty
Company by insurance affiliates for the years ended December 31, 1994, 1993 and 1992 were as follows:


(Millions)                          1994       1993       1992
                                    ____       ____       ____
Consolidated subsidiaries.....         -       $302.1     $250.0



See Note 8 to the Consolidated Financial Statements in the Annual
Report for a description of dividend restrictions from the consolidated insurance subsidiaries to the company.


3.  Due to Affiliates

See Note 11 to the Consolidated Financial Statements in the Annual Report for a description of amounts due to Aetna Capital L.L.C., a subsidiary of the company.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE III

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

        Notes to Condensed Financial Statements (Continued)

4.  Accounting Changes

See Note 1 to the Consolidated Financial Statements in the Annual
Report for a description of accounting changes.


5.  Discontinued Products

See Note 2 to the Consolidated Financial Statements in the Annual
Report for a description of discontinued products.


6.  Sales of Subsidiaries

See Note 3 to the Consolidated Financial Statements in the Annual
Report for a description of the sales of subsidiaries.


7.  Severance and Facilities Charge

See Note 4 to the Consolidated Financial Statements in the Annual
Report for a description of the severance and facilities charges.


8.  Federal and Foreign Income Taxes

See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of federal and foreign income taxes.


9.  Litigation

See Note 19 to the Consolidated Financial Statements in the Annual Report for a description of the Attorneys General Antitrust litigation.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE V

                Supplementary Insurance Information

            As of and for the year ended December 31, 1994



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

Aetna Health Plans..........$    74.2    $ 2,487.4     $ 1,204.5 (1) $   137.5  $   682.1    $ 5,611.5
Large Case Pensions.........        -      9,916.9           1.5             -   12,548.7        234.4
Aetna Life Insurance
 & Annuity..................  1,147.3      3,281.8          25.3             -    9,106.2        168.3
Property-Casualty...........    316.0            -      16,192.9       1,425.9       46.7      4,390.8
International...............    477.2      2,293.1          54.1          41.5      839.4        887.1
Corporate...................        -            -             -             -          -            -
                            _________    _________     _________     _________  _________    _________

   Total....................$ 2,014.7    $17,979.2     $17,478.3     $ 1,604.9  $23,223.1    $11,292.1
                            _________    _________     _________     _________  _________    _________
                            _________    _________     _________     _________  _________    _________


                                            Other income
                                              (including            Amortization of
                                      Net       realized    Current deferred policy      Other
                               investment  capital gains and future     acquisition  operating  Premiums
Segment                        income (2)    and losses)   benefits           costs   expenses   written (3)
_______                       ___________  _____________ __________      __________ __________ _____________
(Millions)

Aetna Health Plans............. $   351.6   $ 1,176.0      $ 4,755.1     $       -   $ 1,845.9   $    83.8
Large Case Pensions............   2,017.4       103.4        2,175.9             -        98.2           -
Aetna Life Insurance
 & Annuity.....................     958.7       277.2          914.4          37.1       217.7           -
Property-Casualty..............     832.1       116.0        3,746.8         647.2       914.1     4,467.1
International..................     308.4       101.5          782.7          65.7       349.8        39.5
Corporate......................      (4.7)       (5.0)          22.2             -       293.6           -
                                _________   _________      _________     _________   _________   _________

     Total..................... $ 4,463.5   $ 1,769.1      $12,397.1     $   750.0   $ 3,719.3   $ 4,590.4
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

Aetna Health Plans..........$    73.5    $ 2,513.8     $ 1,228.0 (1) $   129.7  $   697.2    $ 4,700.6
Large Case Pensions.........        -     10,027.0           1.2             -   16,318.5        185.9
Aetna Life Insurance
 & Annuity..................  1,042.4      3,075.6          15.4             -    9,207.2        125.7
Property-Casualty...........    329.6         16.9      15,771.5       1,332.5       51.2      4,653.2
International...............    421.5      1,964.3          96.1          40.0    1,318.1        909.5
Corporate...................        -            -             -             -          -            -
                            _________    _________     _________     _________  _________    _________

   Total....................$ 1,867.0    $17,597.6     $17,112.2     $ 1,502.2  $27,592.2    $10,574.9
                            _________    _________     _________     _________  _________    _________
                            _________    _________     _________     _________  _________    _________


                                            Other income
                                              (including            Amortization of
                                      Net       realized    Current deferred policy      Other
                               investment  capital gains and future     acquisition  operating  Premiums
Segment                        income (2)    and losses)   benefits           costs   expenses   written (3)
_______                       ___________  _____________ __________      __________ __________ _____________
(Millions)

Aetna Health Plans............. $   376.3   $ 1,029.1      $ 3,989.3     $       -   $ 1,701.8   $    67.0
Large Case Pensions............   2,327.7        52.4        2,428.1             -       142.1           -
Aetna Life Insurance
 & Annuity.....................     962.4       270.3          870.9          38.5       275.7           -
Property-Casualty..............     952.4       295.3        4,214.7         646.2     1,172.7     4,464.7
International..................     311.6        58.2          860.1          51.7       365.3       114.1
Corporate......................     (11.4)        4.5           28.8             -       295.2           -
                                _________   _________      _________     _________   _________   _________

     Total..................... $ 4,919.0   $ 1,709.8      $12,391.9     $   736.4   $ 3,952.8   $ 4,645.8
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

Aetna Health Plans..........$    57.0    $ 2,543.0     $ 1,074.0 (1) $   107.6  $   644.8    $ 4,586.7
Large Case Pensions.........      1.8      8,741.6           1.8             -   17,595.4        204.2
Aetna Life Insurance
 & Annuity..................    961.6      2,867.4          34.0             -    7,502.1        111.9
Property-Casualty...........    328.6           .2      15,923.0       1,335.0       61.0      5,076.3
International...............    357.0      1,838.2          89.4          45.6    1,466.9        814.8
Corporate...................        -            -             -             -          -            -
                            _________    _________     _________     _________  _________    _________

   Total....................$ 1,706.0    $15,990.4     $17,122.2     $ 1,488.2  $27,270.2    $10,793.9
                            _________    _________     _________     _________  _________    _________
                            _________    _________     _________     _________  _________    _________


                                            Other income
                                              (including            Amortization of
                                      Net       realized    Current deferred policy      Other
                               investment  capital gains and future     acquisition  operating  Premiums
Segment                        income (2)    and losses)   benefits           costs   expenses   written (3)
_______                       ___________  _____________ __________      __________ __________ _____________
(Millions)

Aetna Health Plans............. $   388.2   $   957.2      $ 3,793.1     $       -   $ 1,727.0   $    59.8
Large Case Pensions............   2,560.4       (13.3)       2,697.7             -       107.7           -
Aetna Life Insurance
 & Annuity.....................     884.3       245.6          821.3          32.7       240.7           -
Property-Casualty..............   1,016.5       420.7        4,772.2         725.9     1,282.3     4,916.3
International..................     278.5       109.1          732.3          41.6       385.6        72.3
Corporate......................     (58.9)  _    16.2           32.3             -   _   327.4           -
                                _________   _________      _________     _________   _________   _________

     Total..................... $ 5,069.0   $ 1,735.5      $12,848.9     $   800.2   $ 4,070.7   $ 5,048.4
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


                 AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                                   SCHEDULE VIII

                  Valuation and Qualifying Accounts and Reserves




For the years ended December 31,
(Millions)
                                                     Additions
                                              _________________________
                                                             Charged
                                Balance at     Charged to    to other                      Balance
                                 beginning      costs and    accounts-    Deductions-    at end of
                                 of period    expenses (1)   describe (2) describe (3)      period
                                __________    ____________  _____________ ____________   _________


1994
____
Asset valuation reserves:
   Debt securities...........   $   102.8     $     2.7     $    14.7     $  (120.2)     $       -
   Mortgage loans............     1,308.3         103.3         197.9        (825.4)         784.1
   Equity securities.........        10.6             -             -         (10.6)             -
   Real estate...............       267.7          (1.2)         24.2        (145.0)         145.7
   Other.....................         6.0             -             -             -            6.0
                                _________     _________     _________     _________      _________

                                $ 1,695.4     $   104.8     $   236.8     $(1,101.2)     $   935.8
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________


1993
____
Asset valuation reserves:
   Debt securities...........   $   105.2     $    14.5     $    12.5     $   (29.4)     $   102.8
   Mortgage loans............     1,065.6         421.7         176.5        (355.5)       1,308.3
   Equity securities.........        12.5            .8             -          (2.7)          10.6
   Real estate...............        68.8         176.7          79.3         (57.1)         267.7
   Other.....................         6.0             -             -             -            6.0
                                _________     _________     _________     _________      _________

                                $ 1,258.1     $   613.7     $   268.3     $  (444.7)     $ 1,695.4
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________


1992
____
Asset valuation reserves:
   Debt securities...........   $   145.7     $    (9.0)    $    (3.1)    $   (28.4)     $   105.2
   Mortgage loans............       767.6         366.5         115.4        (183.9)       1,065.6
   Equity securities.........         8.0           4.5             -             -           12.5
   Real estate...............           -          53.6          22.6          (7.4)          68.8
   Other.....................       131.6             -             -        (125.6) (4)       6.0
                                _________     _________     _________     _________      _________

                                $ 1,052.9     $   415.6     $   134.9     $  (345.3)     $ 1,258.1
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________

________________________


(1) Charged to net realized capital gains (losses) in the Consolidated Statements of Income.

(2) Reflects additions to reserves related to assets supporting experience rated contracts and discontinued products for which a corresponding reduction was included in Policyholders'
    Funds Left with the Company in the Consolidated Balance Sheets and the reserve for future losses, respectively.

(3) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

(4) Primarily related to oil and gas properties. During 1992, the majority of the oil and gas properties were sold.


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


1994
____
Commercial paper..........  $    -          -%         $383.5          $177.3         4.6%
Bank notes................    13.6       11.0            21.1            19.2         9.0
Other.....................    10.3        0.8           143.8            23.4         2.3


1993
____
Commercial paper..........  $  8.4        7.0%         $560.1          $150.4         3.6%
Bank notes................       -          -             7.5             7.5         6.0
Other.....................    27.3        0.4           385.1            57.7         2.5


1992
____
Commercial paper..........  $ 22.5        6.0%         $539.0          $263.9         3.7%
Bank notes................       -          -             7.5             7.5         6.3
Other.....................     2.1        8.8             2.1             1.7         8.8

________________________


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


1994    Consolidated
        property-
        casualty
        entities          $   316        $11,163            $  644 (3)            $ 1,426        $ 4,391

1993    Consolidated
        property-
        casualty
        entities          $   330        $11,438            $  634 (3)            $ 1,333        $ 4,653

1992    Consolidated
        property-
        casualty
        entities          $   329        $11,747            $    -                $ 1,335        $ 5,076


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


1994    Consolidated
        property-
        casualty
        entities        $   832        $ 3,631     $   252    $   647               $ 4,158      $ 4,467

1993    Consolidated
        property-
        casualty
        entities        $   952        $ 3,724     $    60    $   646               $ 4,093      $ 4,465

1992    Consolidated
        property-
        casualty
        entities        $ 1,017        $ 4,407     $   466    $   726               $ 4,533      $ 4,916


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

Date:  March 17, 1995
                             AETNA LIFE AND CASUALTY COMPANY
                                       (Registrant)

                             By  /s/ Robert E. Broatch
                                     _______________________________
                                           (Signature)
                                     Robert E. Broatch
                                     Senior Vice President, Finance,
                                     and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1995.

          Signature                     Title
            *
          ________________________      Chairman, President and Director
          Ronald E. Compton             (Principal Executive Officer)

            *
          ________________________
          Wallace Barnes                Director

            *
          ________________________
          John F. Donahue               Director

            *
          ________________________
          William H. Donaldson          Director

            *
          ________________________
          Barbara Hackman Franklin      Director

            *
          ________________________
          Earl G. Graves                Director

            *
          ________________________
          Gerald Greenwald              Director

            *
          ________________________
          Michael H. Jordan             Director

            *
          ________________________
          Jack D. Kuehler               Director

            *
          ________________________
          Frank R. O'Keefe, Jr.         Director

            *
          ________________________
          David M. Roderick             Director

            *
          ________________________
          Richard L. Huber              Vice Chairman for
                                        Strategy and Finance
                                       (Principal Financial Officer)

      /s/ Robert E. Broatch
          ________________________
          Robert E. Broatch             Senior Vice President, Finance, and
                                        Corporate Controller (Controller)

* By  /s/ Robert E. Broatch
          ________________________
          Robert E. Broatch
          (Attorney-in-Fact)

                                       INDEX TO EXHIBITS



Exhibit                                                                        Filing
Number     Description of Exhibit                                              Method
______     ______________________                                              ______


(12)       Statement re computation of ratios.                                 Electronic

           Statement re:  computation of ratio of earnings to fixed charges.

           Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends.

(13)       Annual Report to security holders.                                  Electronic

           Selected Financial Data, Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Consolidated
           Financial Statements and the report of the company's independent auditors, and unaudited Quarterly Data from the Annual
           Report.

(21)       Subsidiaries of the registrant.                                     Electronic

           A listing of subsidiaries of Aetna Life and Casualty Company.

(23)       Consents of experts and counsel.                                    Electronic

           Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24)       Powers of Attorney.                                                 Electronic

(27)       Financial Data Schedule.                                            Electronic

(28)       Information from reports furnished to state insurance regulatory    P
           authorities.                                                        Paper

           1994 Consolidated Schedule P of Annual Statements provided to state regulatory authorities.
