Form 10-Q
period 1995-03-31
AETNA LIFE & CASUALTY CO
filed 1995-04-28
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  March 31, 1995
                               ________________


Commission file number  1-5704
                       ________


                    Aetna Life and Casualty Company
___________________________________________________________________________
(Exact name of registrant as specified in its charter)


          Connecticut                             06-0843808
___________________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


151 Farmington Avenue, Hartford, Connecticut           06156
___________________________________________________________________________
(Address of principal executive offices)             (ZIP Code)


Registrant's telephone number, including area code     (203) 273-0123
                                                     ______________________




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes    X        No  _____
          _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Shares Outstanding
   Title of Class                           at March 31, 1995
  ________________                          __________________


Common Capital Stock                           112,759,811
 without par value

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                19

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 45

Item 5.  Other Information.                                 45

Item 6.  Exhibits and Reports on Form 8-K.                  47


Signatures                                                  48

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                     3 Months Ended
                                                                        March 31,
                                                              ______________________________
(Millions, except share and per share data)                   1995              1994
                                                              ____              ____


Revenue:
  Premiums.............................................       $    2,929.0      $    2,742.3
  Net investment income................................            1,085.9           1,126.5
  Fees and other income................................              476.0             460.6
  Net realized capital losses..........................               (6.4)             (5.9)
                                                              ____________      ____________
      Total revenue....................................            4,484.5           4,323.5
                                                              ____________      ____________

Benefits and expenses:
  Current and future benefits..........................            3,122.4           3,117.6
  Operating expenses...................................              935.0             957.5
  Amortization of deferred policy acquisition costs....              187.2             192.0
                                                              ____________      ____________
      Total benefits and expenses......................            4,244.6           4,267.1
                                                              ____________      ____________

Income before income taxes.............................              239.9              56.4
Federal and foreign income taxes (benefits):
  Current..............................................              (19.2)              2.3
  Deferred.............................................               98.3               8.4
                                                              ____________      ____________
      Total federal and foreign income taxes...........               79.1              10.7
                                                              ____________      ____________

      Net income.......................................       $      160.8      $       45.7
                                                              ____________      ____________
                                                              ____________      ____________

Results per common share:
Net income.............................................       $       1.42      $        .40
                                                              ____________      ____________
                                                              ____________      ____________
Dividends declared.....................................       $        .69      $        .69
                                                              ____________      ____________
                                                              ____________      ____________

Weighted average common shares outstanding.............        112,949,522       113,129,560
                                                              ____________      ____________
                                                              ____________      ____________


See Condensed Notes to Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                              March 31,       December 31,
(Millions)                                      1995              1994
                                            _____________     ____________


Assets:
Investments:
  Debt securities:
    Held for investment, at amortized
     cost (fair value $1,884.9 and
      $1,991.2).......................      $  1,871.9        $  2,000.8
    Available for sale, at fair value
     (amortized cost $37,495.5 and
      $36,984.2)......................        36,715.8          35,110.7
  Equity securities, at fair value
   (cost $1,135.8 and $1,326.9).......         1,489.7           1,655.6
  Short-term investments..............           434.0             450.4
  Mortgage loans......................        11,321.3          11,843.6
  Real estate.........................         1,545.7           1,545.7
  Policy loans........................           558.8             533.8
  Other...............................         1,099.4           1,152.7
                                             _________        __________
      Total investments...............        55,036.6          54,293.3
Cash and cash equivalents.............         3,144.0           2,953.6
Reinsurance recoverables and
 receivables..........................         5,019.1           5,011.0
Accrued investment income.............           737.7             777.2
Premiums due and other receivables....         1,968.5           1,722.9
Federal and foreign income taxes:
  Current.............................            68.1              18.3
  Deferred............................         1,248.2           1,266.7
Deferred policy acquisition costs.....         2,054.4           2,014.7
Other assets..........................         2,041.0           1,992.2
Separate Accounts assets..............        25,152.8          24,122.6
                                            __________        __________
      Total assets....................      $ 96,470.4        $ 94,172.5
                                            __________        __________
                                            __________        __________


See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                                         March 31,       December 31,
(Millions, except share and per share data)                1995              1994
                                                       _____________     ____________


Liabilities:
  Future policy benefits........................       $ 17,471.6        $ 17,979.2
  Unpaid claims and claim expenses..............         17,501.9          17,478.3
  Unearned premiums.............................          1,659.0           1,604.9
  Policyholders' funds left with the company....         23,561.4          23,223.1
                                                       __________        __________
      Total insurance reserve liabilities.......         60,193.9          60,285.5
  Dividends payable to shareholders.............             77.8              77.7
  Short-term debt...............................            106.7              23.9
  Long-term debt................................          1,113.7           1,114.7
  Other liabilities.............................          3,305.8           2,718.6
  Participating policyholders' interests........            154.8             170.5
  Separate Accounts liabilities.................         25,019.4          24,003.6
                                                       __________        __________
      Total liabilities.........................         89,972.1          88,394.5
                                                       __________        __________

  Minority interest in preferred
   securities of subsidiary.....................            275.0             275.0
                                                       __________        __________

Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   114,939,275 issued, and 112,759,811
   and 112,657,758 outstanding).................          1,418.1           1,419.2
  Net unrealized capital losses.................           (438.2)         (1,071.5)
  Retained earnings.............................          5,342.6           5,259.6
  Treasury stock, at cost 2,179,464 and
   2,281,517 shares)............................            (99.2)           (104.3)
                                                       __________        __________

      Total shareholders' equity................          6,223.3           5,503.0
                                                       __________        __________

      Total liabilities and
       shareholders' equity.....................       $ 96,470.4        $ 94,172.5
                                                       __________        __________
                                                       __________        __________

  Shareholders' equity per common share.........       $    55.19        $    48.85
                                                       __________        __________
                                                       __________        __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Three Months Ended March 31, 1995       Total         Stock        Gains (Losses)    Earnings     Stock
__________________________________________________________________________________________________________


Balances at December 31, 1994           $5,503.0      $1,419.2     $(1,071.5)        $5,259.6     $ (104.3)
__________________________________________________________________________________________________________

Net income............................     160.8                                        160.8
Net change in unrealized capital gains
  and losses..........................     633.3                       633.3
Common stock issued for benefit plans
  102,053 shares).....................       5.1                                                       5.1
Loss on issuance of treasury stock....      (1.1)         (1.1)
Common stock dividends declared.......     (77.8)                                       (77.8)
                                        __________________________________________________________________


Balances at March 31, 1995              $6,223.3      $1,418.1     $  (438.2)        $5,342.6      $ (99.2)
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________




Three Months Ended March 31, 1994
__________________________________________________________________________________________________________


Balances at December 31, 1993           $7,043.1      $1,422.0     $   648.2         $5,103.3     $ (130.4)
__________________________________________________________________________________________________________

Net income............................      45.7                                         45.7
Net change in unrealized capital gains
  and losses..........................    (588.7)                     (588.7)
Common stock issued for benefit plans
  (335,477 shares)....................      18.1                                                      18.1
Loss on issuance of treasury stock....      (2.0)         (2.0)
Common stock dividends declared.......     (77.9)                                       (77.9)
                                      ____________________________________________________________________

Balances at March 31, 1994              $6,438.3      $1,420.0     $    59.5         $5,071.1     $ (112.3)
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________


See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           3 Months Ended
                                                                              March 31,
                                                                        ________________________
(Millions)                                                              1995           1994
                                                                        ____           ____
Cash Flows from Operating Activities:
   Net income.......................................................    $   160.8      $    45.7
   Adjustments to reconcile net income to net
   cash used for operating activities:
      Decrease in accrued investment income..........................        39.8           36.8
      (Increase) decrease in premiums due and other receivables......      (232.9)          98.3
      Decrease (increase) in reinsurance recoverables and receivables          .7          (61.3)
      Increase in deferred policy acquisition costs..................       (21.8)         (36.1)
      Depreciation and amortization..................................        46.9           46.9
      Decrease in federal and foreign income taxes...................       (39.1)        (177.6)
      Net increase (decrease) in other assets and other liabilities..       130.5         (524.6)
      Decrease in insurance reserve liabilities......................       (18.3)        (583.8)
      Net sales of debt trading securities...........................           -           52.3
      Increase in minority interest..................................       (24.0)         (13.5)
      Net realized capital losses....................................         6.4            5.9
      Amortization of net investment discount........................       (23.8)         (27.7)
      Other, net.....................................................       (26.5)          16.1
                                                                        _________      _________
        Net cash used for operating activities.......................        (1.3)      (1,122.6)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................     3,089.9         6,945.0
      Debt securities held for investment............................           -            5.6
      Equity securities..............................................       376.2          270.7
      Mortgage loans.................................................         4.3           36.4
      Real estate....................................................        41.8           99.4
      Short-term investments.........................................    14,515.4       15,972.4
   Investment repayments of:
      Debt securities available for sale.............................       566.2        1,285.4
      Debt securities held for investment............................       128.5          214.4
      Mortgage loans.................................................       552.2          525.7
   Cost of investments in:
      Debt securities available for sale.............................    (4,151.7)      (7,649.5)
      Debt securities held for investment............................        (8.2)           (.1)
      Equity securities..............................................      (143.0)        (316.5)
      Mortgage loans.................................................       (45.9)         (91.3)
      Real estate....................................................       (41.0)         (10.7)
      Short-term investments.........................................   (14,507.6)     (15,862.2)
   Increase in property, plant & equipment...........................       (37.4)         (25.9)
   Net (increase) decrease in Separate Accounts......................       (14.5)           3.7
   Other, net........................................................       355.3           (2.6)
                                                                        _________      _________
     Net cash provided by investing activities.......................       680.5        1,399.9
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........       209.6          985.7
   Withdrawals of investment contracts...............................      (706.2)      (1,257.1)
   Issuance of long-term debt........................................           -           68.2
   Stock issued under benefit plans..................................         4.0           16.1
   Repayment of long-term debt.......................................        (1.5)         (91.3)
   Net increase in short-term debt...................................        83.0           64.6
   Dividends paid to shareholders....................................       (77.6)         (77.9)
                                                                        _________      _________
     Net cash used for financing activities..........................      (488.7)        (291.7)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................         (.1)          (2.4)
                                                                        _________      _________
Net increase (decrease) in cash and cash equivalents.................       190.4          (16.8)
Cash and cash equivalents, beginning of period.......................     2,953.6        1,557.8
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 3,144.0      $ 1,541.0
                                                                        _________      _________
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $    42.8      $    35.9
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid (received)......................................   $     6.6      $   (71.1)
                                                                        _________      _________
                                                                        _________      _________

See Condensed Notes to Financial Statements.


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

The consolidated financial statements include Aetna Life and Casualty Company and its majority-owned subsidiaries (collectively, the "company"). Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1994 financial information to conform to 1995 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates.
In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

(2)  Future Application of Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The company has not yet determined the timing of adoption of this statement, however the impact is not expected to be material.

(3)  Insurance Liabilities

Workers' compensation life table indemnity reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality assumptions that reflect current company and industry experience. Workers' compensation life table indemnity reserves totaled $725 million and $768 million at March 31, 1995 and December 31, 1994, respectively, which were 21% and 22%, respectively, of the total workers' compensation reserves for unpaid claims and claim adjustment expenses. Certain other property-casualty reserves with fixed and determinable payment patterns have been discounted at risk free rates. The aggregate amount of such discount was approximately $21 million at March 31, 1995.

(4)  Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three months ended March 31, 1995 and 1994 were charged to the reserve for anticipated future losses and did not affect the company's results of operations.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

Future losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at March 31, 1995 is adequate to provide for future losses associated with the guaranteed product liabilities. To the extent that actual future losses differ from anticipated future losses, the company's results of operations would be affected. (Please refer to the company's 1994 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

Results of discontinued products were as follows (pretax, in millions):

                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended March 31, 1995       Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________
Net investment income                   $  132.3      $ 110.1      $  242.4      $     -      $ 242.4
Net realized capital gains (losses)        (18.5)         8.0         (10.5)        10.5            -
Interest earned on receivable
  from continuing business                   5.1          7.6          12.7            -         12.7
Other income                                 2.5          3.0           5.5            -          5.5
                                        _____________________________________________________________
     Total revenue                         121.4        128.7         250.1         10.5        260.6
                                        _____________________________________________________________

Current and future benefits                155.2        114.4         269.6        (10.2)       259.4
Operating expenses                           (.3)         1.5           1.2            -          1.2
                                        _____________________________________________________________
     Total benefits and expenses           154.9        115.9         270.8        (10.2)       260.6
                                        _____________________________________________________________

Results of discontinued products        $  (33.5)    $   12.8      $  (20.7)     $  20.7      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________


                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended March 31, 1994       Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________
Premiums                                $      -      $  39.2      $   39.2      $     -      $  39.2
Net investment income                      171.0        108.9         279.9            -        279.9
Net realized capital losses                (25.5)       (15.5)        (41.0)        41.0            -
Interest earned on receivable
  from continuing business                   4.7          6.9          11.6            -         11.6
Other income                                 2.9          2.8           5.7            -          5.7
                                        _____________________________________________________________
     Total revenue                         153.1        142.3         295.4         41.0        336.4
                                        _____________________________________________________________

Current and future benefits                202.6        151.3         353.9        (20.6)       333.3
Operating expenses                           1.9          1.2           3.1            -          3.1
                                        _____________________________________________________________
     Total benefits and expenses           204.5        152.5         357.0        (20.6)       336.4
                                        _____________________________________________________________

Results of discontinued products        $  (51.4)     $ (10.2)     $  (61.6)     $  61.6      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

* Amounts are reflected in the 1995 and 1994 Consolidated Statements of Income, except for interest of
  $12.7 million and $11.6 million for the three months ended March 31, 1995 and 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.


Deposits of $9.8 million and $134.2 million were received for the three months ended March 31, 1995 and 1994, respectively, under pre-existing GIC contracts. In accordance with FAS No. 97, such deposits are not included in premiums or revenue.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows
(in millions):


                                                  March 31, 1995
                                       _______________________________________
                                       Guaranteed      Single-
                                       Investment      Premium
                                       Contracts       Annuities     Total
                                       _______________________________________

Debt securities available for sale     $ 2,905.3       $ 3,276.5     $ 6,181.8
Mortgage loans                           2,692.5         1,513.2       4,205.7
Real estate                                547.7           171.7         719.4
Short-term and other investments           232.3           167.4         399.7
                                       _______________________________________
   Total investments                     6,377.8         5,128.8      11,506.6
Current and deferred income taxes          263.7           128.7         392.4
Receivable from continuing
  business                                 414.5           470.7         885.2
Other                                       10.6             2.1          12.7
                                      ________________________________________
     Total assets                     $  7,066.6       $ 5,730.3     $12,796.9
______________________________________________________________________________
______________________________________________________________________________
Future policy benefits                $        -       $ 5,007.7     $ 5,007.7
Policyholders' funds left with
  the company                            6,717.5               -       6,717.5
Reserve for future losses on
  discontinued products                    312.1           664.2         976.3
Other                                       37.0            58.4          95.4
                                      ________________________________________
     Total liabilities                $  7,066.6       $ 5,730.3     $12,796.9
______________________________________________________________________________
______________________________________________________________________________



Net unrealized capital gains as of March 31, 1995 on available for sale debt securities are included above in other assets and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on GICs is included in policyholders' funds left with the company and the reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheet.

At March 31, 1995 and December 31, 1994, estimated future after-tax realized capital losses of approximately $122 million and $127 million ($187 million and $196 million, pretax), respectively, attributable to mortgage loans and real estate supporting GICs, and $44 million and $47 million ($67 million and $73 million, pretax), respectively, attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Included in the ($18.5) million and $8.0 million of net realized capital (losses) gains (pretax) on GICs and SPAs, respectively, for the three months ended March 31, 1995, are (losses) gains from the sale of bonds of ($8.8) million and $14.5 million, respectively. Included in the $25.5 million and $15.5 million of net realized capital losses (pretax) on GICs and SPAs, respectively, for the three months ended March 31, 1994, are gains (losses) from the sale of bonds of $15.5 million and ($5.8) million, respectively. As a result of selling bonds and realizing losses and reinvesting the proceeds at higher interest rates, and settling GIC liabilities at favorable pricing, the related anticipated future losses associated with the negative interest margin are expected to be reduced in the future.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                          3 Months Ended March 31, 1995
                                      ___________________________________
                                      Guaranteed    Single-
                                      Investment    Premium
                                      Contracts     Annuities   Total
_________________________________________________________________________
Reserve at beginning of period        $   345.6     $   651.4   $   997.0
Loss on discontinued products             (33.5)         12.8       (20.7)
                                      ___________________________________
Reserve at end of period              $   312.1     $   664.2   $   976.3
_________________________________________________________________________
                                      ___________________________________


At the time of discontinuance, a receivable from continuing products was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables will be funded from invested assets supporting Large Case Pensions and accrue interest at the discount rates used to calculate the loss on discontinuance until the receivable is funded. The offsetting payable established in continuing products will similarly accrue interest, generally offsetting the investment income on the assets available to fund the shortfalls. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheet. At March 31, 1995 no funding had taken place. The activity in the receivable from continuing business was as follows (pretax, in millions):

                                             3 Months Ended March 31, 1995
                                         ___________________________________
                                         Guaranteed    Single-
                                         Investment    Premium
                                         Contracts     Annuities   Total
____________________________________________________________________________
Receivable at beginning of period        $   409.4     $   463.1   $   872.5
Interest earned                                5.1           7.6        12.7
                                         ___________________________________
Receivable at end of period              $   414.5     $   470.7   $   885.2
____________________________________________________________________________
                                         ___________________________________


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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $361 million for both the three months ended March 31, 1995 and 1994. Interest credited to contractholders is included in current and future benefits.

Net realized capital losses allocable to experience rated contractholders of $35 million and $52 million for the three months ended March 31, 1995 and 1994, respectively, were deducted from net realized capital losses reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the company.

As of January 1, 1995, the company adopted FAS No. 114, Accounting by Creditors for Impairment of a Loan and FAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. In accordance with these standards, a loan is considered impaired when it is probable that the company will be unable to collect amounts due according to the contractual terms of the loan agreement. When the company determines that a loan is impaired, a specific impairment reserve is established for the difference between the recorded investment (i.e., cost less valuation reserves) in the mortgage loan and the fair value of the collateral. General reserves are established for losses management believes are likely to arise from the overall portfolio but cannot be attributed to specific loans. Prior to the adoption of FAS Nos. 114 and 118, the company included the impairment provision for potential problem loans (other than those allocable to experience rated products) which management believed were likely to become classified as problem or restructured in the next 12 months or so in the general reserve.

At March 31, 1995, the total recorded investment in loans that are considered to be impaired (which include problem loans, restructured loans and potential problem loans) under FAS No. 114 and related specific reserves are presented in the table below. Included in the total recorded investment are impaired loans of $444 million for which no specific reserves are considered necessary.



(Millions)                                    Total
                                              Recorded          Specific
                                              Investment        Reserves
_________________________________________________________________________

Supporting discontinued products              $ 1,039.4         $   287.4
Supporting experience rated products              715.8             224.4
Supporting remaining products                     731.6             191.0
                                              ___________________________
   Total Impaired Loans                       $ 2,486.8         $   702.8
_________________________________________________________________________
                                              ___________________________


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Investments (Continued)

The activity in the specific and general reserves as of March 31, 1995 is summarized below:


                                General
                                Reserve
                                Allocated to                    Charged                          Balance
             Balance at         Experience   Balance at         to net    Charged                at
             December 31, 1994  Rated        December 31, 1994, realized  to other   Principal   March 31,
(Millions)   as reported        Products (1) as adjusted        loss      accounts   Write-offs  1995
             _________________  ____________ __________________ ________  ________   __________  _________

Supporting
discontinued
products     $  372.1           $      -     $  372.1           $    -    $   18.4(2)$     -     $   390.5

Supporting
experienced
rated
products        156.1              208.5        364.6                -         7.3(2)  (16.4)        355.5

Supporting
remaining
products        255.9                  -        255.9              4.4           -      (2.7)        257.6
             _____________________________________________________________________________________________
  Total      $  784.1           $  208.5     $  992.6           $  4.4    $   25.7   $ (19.1)    $ 1,003.6
__________________________________________________________________________________________________________
             _____________________________________________________________________________________________

Specific
Reserves     $  434.1           $      -     $  434.1           $  0.6    $  287.2(3)$ (19.1)    $   702.8

General
Reserve         350.0              208.5        558.5              3.8      (261.5)(3)     -         300.8
             _____________________________________________________________________________________________
  Total      $  784.1           $  208.5     $  992.6           $  4.4    $   25.7   $ (19.1)    $ 1,003.6
__________________________________________________________________________________________________________
             _____________________________________________________________________________________________


(1) The general reserve at December 31, 1994 excluded reserves of approximately $208.5 million related to experience rated products.

(2) Reflects additions to reserves related to assets supporting experience rated products and discontinued products which do not affect the company's results of operations.

(3) $261.5 million of general reserve related to performing loans at December 31, 1994 were reclassified to specific reserves at March 31, 1995.


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Investments (Continued)

The company accrues interest income on impaired loans to the extent it is deemed collectible and the loan continues to perform under its original or restructured contractual terms. Interest income on problem loans is generally recognized on a cash basis. Cash payments on loans in the process of foreclosure are generally treated as a return of principal.

Income earned (pretax) and received on the average recorded investment in impaired loans for the three months ended March 31, 1995, was as follows:

                                          Average
                                          Impaired    Income    Income
(Millions)                                Loans       Earned    Received
                                          ________    ______    ________
Supporting discontinued products          $ 1,056.1   $  18.4   $  17.5
Supporting experience rated products          855.9      13.0      12.9
Supporting remaining products                 628.2       8.3       8.8
                                          _____________________________
  Total                                   $ 2,540.2   $  39.7   $  39.2
_______________________________________________________________________
                                          _____________________________


(6)  Federal and Foreign Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. At March 31, 1995, $238 million of net unrealized capital losses primarily on available for sale debt and equity securities were reflected in shareholders' equity without deferred tax benefits. For federal income tax purposes, capital losses are deductible only against capital gains in the year of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, a valuation allowance of $83 million related to the net unrealized capital losses has been reflected in shareholder's equity at March 31, 1995. In addition, at March 31, 1995, $201 million of unrealized capital losses related to experience rated contracts are not reflected in shareholders' equity since such losses, if realized, will be charged to contractholders. However, the potential loss of tax benefits on such losses is the risk of the company and therefore would adversely affect the company rather than the contractholder. Accordingly, an additional valuation allowance of $71 million has been reflected in shareholders' equity as of March 31, 1995. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. Non-recognition of the deferred tax benefits on net unrealized losses described above had no impact on net income for the three months ended March 31, 1995, but has the potential to adversely affect future results if such losses are realized. Potential losses of tax benefits related to net unrealized losses on assets supporting the discontinued products are not expected to adversely affect the company's future results.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7)  Reinsurance

Ceded earned premiums were $.3 billion for both the three months ended March 31, 1995 and 1994. Ceded current and future benefits were $.3 billion and $.4 billion for the three months ended March
31, 1995 and 1994, respectively.

(8)  Debt

The company has credit facilities aggregating $1 billion with a group of worldwide banks. One $500 million facility terminates in July 1995 and the other $500 million facility terminates in July 1999. Various interest rate options are available under each facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from .08% to .375% per annum under the short-term credit agreement and from .1% to .5% per annum under the medium-term credit agreement, depending upon the company's long-term senior unsecured debt rating. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. These facilities also support the company's commercial paper borrowing program.

Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission ("SEC") the company may offer and sell up to an additional $550 million of various types of securities.

A subsidiary of the company may offer and sell up to an additional $225 million of preferred securities under a shelf registration statement declared effective by the SEC.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(9)  Off-Balance-Sheet Financial Instruments
     (including Derivative Financial Instruments)

The company engages in hedging activities to manage foreign exchange and interest rate risk. Such hedging activities have principally consisted of using off-balance-sheet instruments including foreign exchange forward contracts, futures and forward contracts, and interest rate swap agreements. (Please see General Account Investments - Use of Derivatives and Other Investments on pages 41 and 42 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 of the company's 1994 Annual Report to Shareholders for a description of the company's hedging activities). The notional amounts, carrying values and estimated fair values of the company's off-balance-sheet financial instruments are as follows (in millions):


                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
March 31, 1995                               Amount      (Liability)  Value
______________                               ________    ___________  ________
Foreign exchange forward contracts - sell:
  Related to net investments in foreign
  affiliates                                 $ 458.7     $  (11.3)    $  (12.9)
  Related to investments in non-dollar
  denominated assets                           247.9         (5.8)        (6.1)
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
  affiliates                                    32.7          7.7          5.6
  Related to investments in non-dollar
  denominated assets                            89.2          2.3          2.4
Futures contracts to purchase investments       87.0          (.4)          .4
Futures contracts to sell investments           74.6          3.3         (3.3)
Forward contracts to purchase investments      152.6            -           .1
Forward contracts to sell investments           54.6            -            -
Interest rate swaps:
  Unrecognized gains                           569.4            -         21.6
  Unrecognized losses                          526.4            -        (15.9)
Written covered call options                    30.0          (.3)         (.3)



                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
December 31, 1994                            Amount      (Liability)  Value
_________________                            ________    ___________  ________
Foreign exchange forward contracts - sell:
  Related to net investments in foreign
  affiliates                                 $ 497.8     $   (2.5)    $   (4.7)
  Related to investments in non-dollar
  denominated assets                           266.9          (.8)        (1.6)
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
  affiliates                                    48.5          5.2          4.8
  Related to investments in non-dollar
  denominated assets                            40.9           .1           .2
Futures contracts to purchase investments      122.5          (.1)          .1
Forward contracts to purchase investments        5.6            -            -
Interest rate swaps:
  Unrecognized gains                           429.4            -         20.7
  Unrecognized losses                          386.4            -        (18.3)


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10)  Supplemental Cash Flow Information

Significant non-cash investing and financing activities include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $13 million and $102 million for the three months ended March 31, 1995 and 1994, respectively.

(11)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding, including common share equivalents. There is not a significant difference between primary and fully diluted earnings per share.

(12)  Commitments and Contingent Liabilities

Environmental and Asbestos-Related Claims

Reserving for environmental and asbestos-related claims is subject to significant uncertainties. Because of these significant uncertainties, management is unable to make a reasonable estimate as to the ultimate amount of losses or a reasonable range of losses for all environmental and asbestos-related claims and related litigation expenses. To the extent that such liabilities are not reasonably estimable, no reserve has been provided. However, reserves for these liabilities are evaluated by management regularly, and, subject to the significant uncertainties, adjustments have been and are expected to be made to such reserves as developing loss patterns and other information appear to warrant. Environmental and asbestos-related loss and loss adjustment expense reserves, as reflected on the Consolidated Balance Sheet, were as follows (before reinsurance and net of discount on environmental settlements, in millions):


                                         March 31,
                                           1995
__________________________________________________

Environmental Liability                  $  497
Asbestos Bodily Injury                      298
Asbestos Property Damage                     29
                                         ______
  Total Environmental and
    Asbestos-Related Reserves            $  824
_______________________________________________
                                         ______

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(13)  Litigation

Beginning in 1988, the attorneys general of 20 states each filed separate antitrust suits against The Aetna Casualty and Surety Company ("Aetna") and over 30 other insurers, reinsurers, trade associations and brokers. A full description of this litigation is contained in Note 19 of Notes to Consolidated Financial Statements in the company's 1994 Annual Report to Shareholders. On March 29, 1995, the United States District Court for the Northern District of California approved the plaintiffs' settlement of this litigation with all defendants, including Aetna. Aetna's share of the settlement is not material.

The company is continuously involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation. One such area of coverage litigation involves legal liability for environmental and asbestos-related claims. These lawsuits and other factors make reserving for these claims subject to significant uncertainties.

While the ultimate outcome of such litigation cannot be determined at this time, such litigation (other than that related to environmental and asbestos-related claims, which is subject to significant uncertainties), net of reserves established therefor and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods. The company is expected to be affected adversely in the future by losses for environmental and asbestos-related claims and related litigation expenses and such effect could be material to the company's future results, liquidity and/or capital resources.

           Independent Auditors' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1995 and 1994, and the related condensed consolidated statements of shareholders' equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1995, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
April 27, 1995

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated Results of Operations
__________________________________



Operating Summary
(Millions, except per share data)        Three Months Ended March 31
                                       ___________________________________

                                       1995         1994          % Change
                                       ____         ____          ________


Premiums.............................  $ 2,929.0    $ 2,742.3       6.8%
Net investment income................    1,085.9      1,126.5      (3.6)
Fees and other income................      476.0        460.6       3.3
Net realized capital losses..........       (6.4)        (5.9)     (8.5)
                                       _________    _________
    Total revenue....................    4,484.5      4,323.5       3.7

Current and future benefits..........    3,122.4      3,117.6        .2
Operating expenses...................      935.0        957.5      (2.3)
Amortization of deferred policy
 acquisition costs...................      187.2        192.0      (2.5)
                                       _________    _________
    Total benefits and expenses......    4,244.6      4,267.1       (.5)
                                       _________    _________

Income before income taxes...........      239.9         56.4         -
Income taxes.........................       79.1         10.7         -
                                       _________    _________

    Net income.......................  $   160.8    $    45.7         -
                                       _________    _________
                                       _________    _________

Net realized capital losses,
 net of tax (included above).........  $    (7.0)   $    (7.5)      6.7
                                       _________    _________
                                       _________    _________

Net income per common share..........  $    1.42    $     .40         -
                                       _________    _________
                                       _________    _________



Overview
________

Net income was $161 million for the three months ended March 31, 1995 compared with $46 million for the same period a year ago.

Results for the three months ended March 31, 1995 included after-tax catastrophe losses of $13 million. Results for the three months ended March 31, 1994 included after-tax catastrophe losses of $124 million, related primarily to the Los Angeles earthquake and the severe winter weather.

Results in 1995 also reflected an overall reduction in operating expenses, primarily due to actions taken by management in prior years to lower costs. This overall reduction occurred even though operating expenses increased in the health care business, as a result of the company's increased investment in managed care, and increased in the Aetna Life Insurance & Annuity segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses included in net income, allocable to experience rated pension contractholders, and supporting discontinued products were as follows (in millions):


                                           Three Months Ended March 31
                                           ___________________________
                                                 1995         1994
                                                 ____         ____
Net realized capital gains (losses)
  from sales.................................    $  (2.9)     $  15.2

Realized capital losses from additions to
  reserves for mortgage loans and real estate       (4.1)       (22.2)

Realized capital losses from write-downs
  of debt and equity securities..............          -         (0.5)
                                                 _______      _______

Net realized capital losses from
  continuing operations......................    $  (7.0)     $  (7.5)
                                                 _______      _______
                                                 _______      _______

Net realized capital losses allocable to
  experience rated pension contractholders
  (excluded above)...........................    $ (22.8)     $ (33.9)
                                                 _______      _______
                                                 _______      _______

Net realized capital losses on assets
  supporting discontinued products
  (excluded above)...........................    $  (6.8)     $ (26.7)
                                                 _______      _______
                                                 _______      _______



Net realized capital gains from sales in the first quarter of 1994, as presented above, include a $14 million gain resulting from the sale of a portion of an unconsolidated subsidiary.

Strategic Outlook

The company continues to review its Property-Casualty and other businesses and assess their potential for contribution to the company's long-term strategic and financial objectives.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans
__________________



Operating Summary
(Millions)                               Three Months Ended March 31
                                       __________________________________
                                       1995         1994         % Change
                                       ____         ____         ________


Premiums............................   $ 1,494.7    $ 1,326.9     12.6%
Net investment income...............        84.7         84.2       .6
Fees and other income...............       307.5        298.2      3.1
Net realized capital losses.........        (4.2)       (18.8)    77.7
                                       _________    _________
   Total revenue....................     1,882.7      1,690.5     11.4

Current and future benefits.........     1,273.3      1,109.1     14.8
Operating expenses..................       485.0        451.7      7.4
Amortization of deferred policy
 acquisition costs..................         6.8          7.4     (8.1)
                                       _________    _________
   Total benefits and expenses......     1,765.1      1,568.2     12.6
                                       _________    _________

Income before income taxes..........       117.6        122.3     (3.8)
Income taxes........................        44.0         44.9     (2.0)
                                       _________    _________

Net income..........................   $    73.6    $    77.4     (4.9)
                                       _________    _________
                                       _________    _________
Net realized capital losses,
 net of tax (included above)........   $    (2.8)   $   (12.0)    76.7
                                       _________    _________
                                       _________    _________
Self-funded benefit payments
 administered for customers other
 than Medicare......................   $ 3,208.0    $ 2,991.6      7.2
                                       _________    _________
                                       _________    _________
Benefit payments administered for
 Medicare...........................   $ 3,450.5    $ 3,249.7      6.2
                                       _________    _________
                                       _________    _________



Aetna Health Plans' net income for the three months ended March 31, 1995 decreased by $4 million compared with the same period a year ago. Excluding net realized capital losses, results for the three months ended March 31, 1995 decreased $13 million from the prior year.

Results decreased in the first quarter of 1995 primarily due to increased operating expenses partially offset by an increase in premiums and fees and other income. The growth in operating expenses is primarily attributable to the migration of customers from the traditional health care business to the more resource-intensive managed care business, investments in managed care-related systems and the development of primary care physician practices. In addition, first quarter 1994 results included $8 million (after-tax) of non-recurring benefits from the settlement of a lawsuit and the termination of an HMO management contract.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

Premiums and fees and other income increased 11% in the first quarter of 1995 compared with the same period in 1994, primarily resulting from growth in covered members, modest price increases and a movement toward higher revenue products, such as point-of-service and health maintenance organizations.

The increase in current and future benefits primarily resulted from growth of covered members in certain types of insured products.

The number of members covered under health care arrangements was
15.7 million and 15.6 million at March 31, 1995 and December 31, 1994, respectively. The number of managed care members was 7.6 million and 7.0 million at March 31, 1995 and December 31, 1994, respectively. Included in the number of members at March 31, 1995 and December 31, 1994 were approximately .7 million members covered under a contract with the Civilian Health and Military Program of the Uniformed Services ("Champus"). Champus has awarded renewal of the contract to another provider effective October 1, 1995, and the company has filed a protest with the General Accounting Office concerning the process by which the contract was awarded. Management believes that loss of the contract, should it occur, would not have a material effect on the results of the segment for 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________



Operating Summary
(Millions)                               Three Months Ended March 31
                                       __________________________________
                                       1995         1994         % Change
                                       ____         ____         ________
Premiums...........................    $   124.4    $    56.9    118.6%
Net investment income..............        468.2        505.0     (7.3)
Fees and other income..............         35.1         32.1      9.3
Net realized capital losses........         (7.7)        (9.5)    18.9
                                       _________    _________
   Total revenue...................        620.0        584.5      6.1

Current and future benefits........        581.1        554.6      4.8
Operating expenses.................         20.6         22.8     (9.6)
                                       _________    _________
   Total benefits and expenses.....        601.7        577.4      4.2
                                       _________    _________

Income before income taxes.........         18.3          7.1    157.7
Income taxes.......................          7.0           .5        -
                                       _________    _________

Net income.........................    $    11.3    $     6.6     71.2
                                       _________    _________
                                       _________    _________

Net realized capital losses,
  net of tax (included above)......    $    (5.0)   $    (6.0)    16.7
                                       _________    _________
                                       _________    _________

Deposits not included in premiums
  above (a)........................    $   427.0    $   653.3    (34.6)
                                       _________    _________
                                       _________    _________


(a) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.



Large Case Pensions' net income for the three months ended March 31, 1995 increased by $5 million compared with the same period a year ago. Excluding net realized capital losses, results for the three months ended March 31, 1995 increased $4 million from the prior year.

Results for the three months ended March 31, 1995 primarily reflected an increase in fees and other income, and a reduction in operating expenses due to expense reduction measures.

The increase in premiums related to additional premiums from existing contractholders and did not have a material effect on results.

Assets under management were $46.1 billion and $50.1 billion, at March 31, 1995 and 1994, respectively. Included in assets under management are net unrealized capital losses of $170 million and net unrealized capital gains of $22 million at March 31, 1995 and 1994, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other company products) (in millions):

                                     Three Months Ended March 31
                                     ____________________________
                                           1995          1994
                                           ____          ____
Scheduled contract maturities
 and benefit payments: (1).........        $  270.3      $  240.3
                                           ________      ________
                                           ________      ________
Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments..............        $   97.6      $  159.7
                                           ________      ________
                                           ________      ________

Participant withdrawals............        $   54.5      $   61.7
                                           ________      ________
                                           ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


The company is exploring strategic partnership or similar opportunities for its Large Case Pension investment management and advisory business conducted through its Aeltus Investment Management subsidiary, including disposition of the business.
Such business contributed $15 million and $4 million to Large Case Pension's net income for the year ended December 31, 1994 and the three months ended March 31, 1995, respectively.

Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three month periods ended March 31, 1995 and 1994 were charged to the reserve for anticipated future losses and did not affect the company's results of operations. Future losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at March 31, 1995 is adequate to provide for future losses associated with the guaranteed product liabilities. To the extent that actual future losses differ from anticipated future losses, the company's results of operations would be affected. (Please refer to the company's 1994 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from continuing products was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables will be funded from invested assets supporting Large Case Pensions and accrue interest at the discount rates used to calculate the loss on discontinuance until the receivable is funded. The offsetting payable established in continuing products will similarly accrue interest, generally offsetting the investment income on the assets available to fund the shortfalls. At March 31, 1995, the receivables from continuing operations were $414 million and $471 million for GICs and SPAs, respectively, and no funding had taken place.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Results of discontinued products were as follows (in millions):

                                              Three Months Ended March 31
                                             ________________________________
                                                           1995
                                             ________________________________
                                             GICs        SPAs        Total
                                             ____        ____        _____
Negative interest margin (a).............    $  (14.9)   $   (2.8)   $  (17.7)
Net realized capital gains (losses)......       (12.0)        5.2        (6.8)
Interest earned on receivable from
  continuing operations..................         3.3         5.0         8.3
Other, net...............................         1.1         1.6         2.7
                                             ________    ________    ________

Results of discontinued products,
  after-tax..............................    $  (22.5)   $    9.0    $  (13.5)
                                             ________    ________    ________
                                             ________    ________    ________

Results of discontinued products,
 pretax..................................    $  (33.5)   $   12.8    $  (20.7)
                                             ________    ________    ________
                                             ________    ________    ________


                                               Three Months Ended March 31
                                             ________________________________
                                                           1994
                                             ________________________________
                                             GICs        SPAs        Total
                                             ____        ____        _____
Negative interest margin (a).............    $  (20.5)   $   (2.1)   $  (22.6)
Net realized capital losses..............       (16.6)      (10.1)      (26.7)
Interest earned on receivable from
  continuing operations..................         3.1         4.5         7.6
Other, net...............................         0.6         1.1         1.7
                                             ________    ________    ________

Results of discontinued products,
  after-tax..............................    $  (33.4)       (6.6)   $  (40.0)
                                             ________    ________    ________
                                             ________    ________    ________

Results of discontinued products, pretax.    $  (51.4)   $  (10.2)   $  (61.6)
                                             ________    ________    ________
                                             ________    ________    ________


(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts exceeds interest earned on invested assets supporting such contracts.



The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                   Three Months Ended March 31, 1995
                                   _________________________________
                                   GICs        SPAs        Total
                                   ____        ____        _____
Reserve at December 31, 1994.....  $  345.6    $  651.4    $  997.0
Results of discontinued products..    (33.5)       12.8       (20.7)
                                   ________    ________    ________
Reserve at March 31, 1995........  $  312.1    $  664.2    $  976.3
                                   ________    ________    ________
                                   ________    ________    ________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

The results of discontinued products for the three month period ended March 31, 1995 included net realized capital losses of $12 million and net realized capital gains of $5 million (after-tax) on GICs and SPAs, respectively, which included net losses of $6 million and gains of $9 million, respectively, from the sale of bonds. The loss on discontinued products for the three month period ended March 31, 1994 included $17 million and $10 million of net realized capital losses (after-tax) on GICs and SPAs, respectively, which included net gains of $10 million and losses of $4 million, respectively, from the sale of bonds. As a result of selling bonds and realizing losses and reinvesting the proceeds at higher interest rates, and settling GIC liabilities at favorable pricing, the related anticipated future losses associated with the negative interest margin are expected to be reduced in the future.

At March 31, 1995 and December 31, 1994, estimated future after-tax capital losses of $122 million and $127 million ($187 million and $196 million, pretax), respectively, attributable primarily to mortgage loans and real estate supporting GICs, and $44 million and $47 million ($67 million and $73 million, pretax), respectively, attributable primarily to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses.

Distributions on GICs and SPAs were as follows (in millions):

                                           Three Months Ended March 31
                                         ____________________________________
                                                        1995
                                         ____________________________________
                                         GICs          SPAs          Total
                                         ____          ____          _____
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)......................      $  644.8      $  133.7      $  778.5
                                         ________      ________      ________
                                         ________      ________      ________

Participant directed withdrawals...      $   27.1      $      -      $   27.1
                                         ________      ________      ________
                                         ________      ________      ________



                                            Three Months Ended March 31
                                         ____________________________________
                                                        1994
                                         ____________________________________
                                         GICs          SPAs          Total
                                         ____          ____          _____
Scheduled contract maturities
 and benefit payments (1)..........      $  563.0      $  131.6      $  694.6
                                         ________      ________      ________
                                         ________      ________      ________

Participant directed withdrawals...      $   74.0      $      -      $   74.0
                                         ________      ________      ________
                                         ________      ________      ________

(1) Includes payments made upon contract maturity, early settlement of GIC liabilities and other amounts distributed in accordance with contract schedules.


Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on, invested assets.

(Please see "General Account Investments" on page 33 for a discussion of investments supporting discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Life Insurance & Annuity
______________________________



Operating Summary
(Millions)                              Three Months Ended March 31
                                       __________________________________
                                       1995         1994         % Change
                                       ____         ____         ________
Premiums............................   $    42.4    $    36.0      17.8%
Net investment income...............       245.5        240.4       2.1
Fees and other income...............        84.0         78.4       7.1
Net realized capital gains (losses).         3.0         (3.0)        -
                                       _________    _________
   Total revenue....................       374.9        351.8       6.6

Current and future benefits.........       229.1        219.5       4.4
Operating expenses..................        70.1         59.5      17.8
Amortization of deferred policy
 acquisition costs..................        11.5         14.1     (18.4)
                                       _________    _________
   Total benefits and expenses......       310.7        293.1       6.0
                                       _________    _________

Income before income taxes..........        64.2         58.7       9.4
Income taxes........................        20.7         19.2       7.8
                                       _________    _________

Net income..........................   $    43.5    $    39.5      10.1
                                       _________    _________
                                       _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $     1.9    $    (2.0)        -
                                       _________    _________
                                       _________    _________

Deposits not included in premiums
 above (a)..........................   $   921.1    $   841.8       9.4
                                       _________    _________
                                       _________    _________

(a) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.



Aetna Life Insurance & Annuity's net income for the three months ended March 31, 1995 increased $4 million from the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1995 remained level with the same period a year ago.

Results in the first quarter of 1995 benefited from increased fees assessed against policyholders and increased net investment income related to the growth in assets under management offset by an increase in operating expenses. The increase in operating expenses primarily reflects continued business growth and costs associated with the implementation of a new contract administration system.

Assets under management were $21.2 billion and $18.7 billion, at March 31, 1995 and 1994, respectively. Included in assets under management are net unrealized capital losses of $70 million and net unrealized capital gains of $220 million at March 31, 1995 and 1994, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty
_________________



Operating Summary
(Millions)                              Three Months Ended March 31
                                       __________________________________
                                       1995         1994         % Change
                                       ____         ____         ________

Premiums............................   $ 1,046.9    $ 1,117.9     (6.4)
Net investment income...............       215.9        216.6      (.3)
Fees and other income...............        22.6         29.8    (24.2)
Net realized capital gains..........         6.8         23.7    (71.3)
                                       _________    _________
   Total revenue....................     1,292.2      1,388.0     (6.9)

Current and future benefits.........       842.1      1,038.8    (18.9)
Operating expenses..................       198.5        253.0    (21.5)
Amortization of deferred policy
 acquisition costs..................       155.1        158.9     (2.4)
                                       _________    _________
   Total benefits and expenses......     1,195.7      1,450.7    (17.6)
                                       _________    _________

Income (loss) before income taxes...        96.5        (62.7)       -
Income tax (benefits) expenses......        28.1        (36.5)       -
                                       _________    _________

Net income (loss)...................   $    68.4    $   (26.2)       -
                                       _________    _________
                                       _________    _________
Net realized capital gains,
 net of tax (included above).........  $     3.6    $    16.4    (78.0)
                                       _________    _________
                                       _________    _________

Statutory combined loss and
 expense ratio......................       111.1%       130.1%       -
                                       _________    _________
                                       _________    _________
GAAP combined loss and expense ratio       112.7%       128.4%       -
                                       _________    _________
                                       _________    _________
Catastrophe loss ratio
 (included in combined ratios above)         1.9%        16.0%       -
                                       _________    _________
                                       _________    _________


Property-Casualty's results for the three months ended March 31, 1995 increased $95 million compared with the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1995 increased $107 million from the prior year.

Catastrophe losses (after-tax) for the three months ended March 31, 1995 were $13 million compared with $124 million for the same period a year ago. Catastrophe losses in the first quarter of 1994 included $120 million ($285 million pretax and before reinsurance) from the Los Angeles earthquake and the severe winter weather.

Results in 1995 benefited from a reduction in operating expenses, primarily due to actions taken by management in prior years to lower costs.

Premium revenue for the first quarter of 1995 was approximately 6 percent lower than in the same period a year ago, due primarily to the transferring of additional risk through restructured and expanded reinsurance programs, and reductions in residual market business assumed as a result of exiting certain markets.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Property-Casualty Reserves

For a full discussion of property-casualty reserves, including environmental and asbestos-related reserves, please see the company's 1994 Annual Report to Shareholders.

During the first quarter of 1995, $18 million (after-tax and net of reinsurance and discounting, as discussed below) ($77 million pretax, before reinsurance and net of discounting) was added to environmental-related claims reserves compared to $21 million (after-tax and net of reinsurance) ($60 million pretax and before reinsurance) in the first quarter of 1994. These reserve additions related to indemnity-related liabilities and litigation expenses.

The company is involved in certain coverage dispute cases where insureds have presented the company with particularly large claims for coverage. The case described in the company's 1994 Annual Report to Shareholders involving such an insured that was scheduled to begin trial this year has been settled, and the company has obtained a release from liability from the insured for any and all current and future environmental sites/claims involving the insured in exchange for fixed, scheduled cash payments to be made over time. The settlement was recorded on a discounted basis and had been substantially reserved for in prior periods.

The company is in the process of reviewing its methodologies for reserving environmental-related claims and reviewing additional data obtained from an outside actuarial firm in an effort to improve the company's ability to estimate all or a further portion of its environmental-related liability. The review under way is expected to be completed in the second or third quarter of this year. The estimation of reserves for reported environmental claims is likely to change as additional information emerges and reserving techniques continue to develop. The company is expected to be affected adversely in 1995 by losses for environmental and asbestos claims and related litigation expenses, and such effect could be material to the company's future results, liquidity and/or capital resources.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________



Operating Summary
(Millions)                              Three Months Ended March 31
                                       __________________________________
                                       1995         1994         % Change
                                       ____         ____         ________

Premiums............................   $   220.6    $   204.6      7.8%
Net investment income...............        68.3         77.3    (11.6)
Fees and other income...............        26.3         21.5     22.3
Net realized capital gains (losses).        (3.8)         6.7        -
                                       _________    _________
   Total revenue....................       311.4        310.1       .4

Current and future benefits.........       196.8        189.4      3.9
Operating expenses..................        83.3         85.7     (2.8)
Amortization of deferred policy
 acquisition costs..................        13.8         11.6     19.0
                                       _________    _________
   Total benefits and expenses......       293.9        286.7      2.5
                                       _________    _________

Income before income taxes..........        17.5         23.4    (25.2)
Income tax expenses.................         3.4          9.8    (65.3)
                                       _________    _________

Net income..........................   $    14.1    $    13.6      3.7
                                       _________    _________
                                       _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $    (2.8)   $     3.0        -
                                       _________    _________
                                       _________    _________



International's net income for the three months ended March 31, 1995 was relatively level with the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1995 increased $6 million from the same period a year ago. The improvement in first quarter results primarily reflected increased earnings in the Pacific Rim and Chile. Results in Mexico for the first quarter of 1995 were flat compared to the same period in 1994. Such results reflected higher investment income of, and the company's increased investment in, a Mexican insurance operation, which were offset by the effect of the devaluation of the Mexican peso.

During the third quarter of 1994, the company changed its accounting for its Korean affiliate from the consolidated basis of accounting to the equity basis of accounting. In the first quarter of 1994, the company recognized revenue of $50 million and benefits and expenses of $50 million from the affiliate. During the first quarter of 1995, the company sold its interest in the affiliate at book value.

During the first quarter of 1995, the company increased its ownership in several of its Chilean operating subsidiaries. The effects of this increased ownership are not expected to materially impact the results of the segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________



Operating Summary
(Millions, after-tax)                   Three Months Ended March 31
                                       __________________________________
                                       1995         1994         % Change
                                       ____         ____         ________

Interest expense....................   $    18.1    $    13.4    35.1%
Other expense.......................        32.0         51.8   (38.2)



The increase in interest expense of $5 million in the first quarter of 1995 compared to the same period a year ago resulted from the issuance by a subsidiary of $275 million of 9 1/2 % cumulative monthly income preferred securities in November 1994. Other expense for the three months ended March 31, 1995 and 1994 included after-tax capital losses of $2 million and $7 million, respectively. Excluding realized capital losses, the decrease in other expenses in 1995 resulted from a reduction of corporate staff area expenses associated with the company's 1994 restructuring.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

The company's invested assets were comprised of the following, net of impairment reserves:


                                                  March 31,     December 31,
(Millions)                                          1995            1994
____________________________________________________________________________


Debt securities:
  Held for investment, at amortized
    cost (fair value $1,884.9 and $1,991.2)       $  1,871.9    $  2,000.8
  Available for sale, at fair value
    (amortized cost $37,495.5 and $36,984.2)        36,715.8      35,110.7
Equity securities, at fair value
    (cost $1,135.8 and $1,326.9)                     1,489.7       1,655.6
Short-term investments                                 434.0         450.4
Mortgage loans                                      11,321.3      11,843.6
Real estate                                          1,545.7       1,545.7
Policy loans                                           558.8         533.8
Other                                                1,099.4       1,152.7
__________________________________________________________________________
    Total invested assets                         $ 55,036.6    $ 54,293.3
__________________________________________________________________________
                                                  ________________________


Please refer to the 1994 Annual Report to Shareholders for a description of the company's investment objectives and policies.

The change in invested assets from December 31, 1994 to March 31, 1995 primarily reflected appreciation of debt securities due to a decrease in interest rates, partially offset by a decrease in mortgage loans. Unrealized capital losses on debt securities decreased from $1.9 billion at December 31, 1994 to $780 million at March 31, 1995. Of such net unrealized capital losses at March 31, 1995, gains of $15 million and losses of $202 million related to assets supporting discontinued products and experience rated pension contractholders, respectively. The decrease in mortgage loans principally reflected prepayments, payments at maturity on mortgage loans and the company's adoption of FAS Nos. 114 and 118 on January 1, 1995.

The risks associated with investments supporting experience rated pension and annuity products are assumed by those customers subject to, among other things, certain minimum guarantees. The anticipated future losses associated with investments supporting discontinued products were provided for in the loss on discontinuance of products.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of March 31, 1995 and December 31, 1994, the company's investments in debt securities represented 70% and 68%, respectively, of total general account invested assets and were as follows:


                                           March 31,          December 31,
(Millions)                                   1995                 1994
__________________________________________________________________________


Supporting discontinued products           $ 6,181.8          $ 6,155.0
Supporting experience rated products        12,228.7           11,770.5
Supporting remaining products               20,177.2           19,186.0
                                           ____________________________
   Total                                   $38,587.7          $37,111.5
                                           ____________________________
                                           ____________________________


Included in the company's total debt security balances were the following categories of debt securities:

(Millions)                                                   March 31, 1995
_______________________________________________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Debt Securities   Securities          Debt Securities
                                       ______________________   ______________      ___________________
Total                                  $1,683.6                 $  169.2            $  156.5
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         30.3%                    35.6%               35.2%
  Supporting experience rated products     25.9                     13.5                27.2
  Supporting remaining products            43.8                     50.9                37.6
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
                                       ________                 ________            ________
                                       ________                 ________            ________



                                                             December 31, 1994
                                       ________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Debt Securities   Securities          Debt Securities
                                       ______________________   ______________      ___________________
Total                                  $1,873.0                 $  146.4            $  170.0
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         27.8%                    35.6%               27.9%
  Supporting experience rated products     25.8                     14.3                29.6
  Supporting remaining products            46.4                     50.1                42.5
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
                                       ________                 ________            ________
                                       ________                 ________            ________


"Below investment grade" debt securities (which include "problem" debt securities and "potential problem" debt securities described below) are defined to be securities that carry a rating below BBB- /Baa3. Such debt securities have been written down for other than temporary declines in value.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Management defines "problem" debt securities to be securities for which payment is in default, securities of issuers which are currently in bankruptcy or in out-of-court reorganizations, or securities of issuers for which bankruptcy or reorganization within six months is considered likely.

"Potential problem" debt securities are currently performing debt securities for which neither payment default nor debt restructuring is anticipated within six months, but whose issuers are experiencing significant financial difficulties. Identifying such potential problem debt securities requires significant judgment as to likely future market conditions and developments specific to individual debt securities.

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities was as follows:

                                         Three Months Ended
                                              March 31,
                                         __________________
(Millions)                               1995        1994
___________________________________________________________
Allocable to discontinued products       $   .4      $   .8
Allocable to experience rated products       .2          .5
Allocable to remaining products             1.1         1.2


At March 31, 1995 and December 31, 1994, the carrying value (fair value) of collateralized mortgage obligations ("CMOs") was $3.6 billion and $3.4 billion, respectively. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the value of the CMOs would be subject to variability on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. At March 31, 1995 and December 31, 1994, approximately 77% and 82%, respectively, of the company's CMO holdings consisted of sequential and planned amortization class ("PAC") bonds that are subject to less prepayment and extension risk than other CMO instruments. At March 31, 1995 and December 31, 1994, approximately 71% and 74%, respectively, of the company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., GNMA, FNMA, FHLMC).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Mortgage Loans

During the first quarter of 1995, the mortgage loan portfolio was reduced 4% to $11.3 billion, net of impairment reserves. The company's mortgage loan investments, net of impairment reserves, supported the following types of business:

                                      March 31,           December 31,
(Millions)                            1995                1994
______________________________________________________________________
Supporting discontinued products      $ 4,205.7           $ 4,294.9
Supporting experience rated products    3,309.8             3,652.1
Supporting remaining products           3,805.8             3,896.6
                                      _____________________________
   Total                              $11,321.3           $11,843.6
                                      _____________________________
                                      _____________________________


During the first quarter of 1995, the company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. Mortgage loans, net of impairment reserves, now represent 21% of total general account invested assets, down from 38% in 1990. During this period, the principal balance of the mortgage portfolio was reduced by 47%. The principal balance of mortgage loans decreased $303 million since December 31, 1994 primarily reflecting the effect of repayments of maturing loans and loan prepayments.

During 1994, the company implemented a troubled debt restructuring program. The primary objective of this program is to restructure eligible loans in a manner which creates a market rate transaction which will perform in accordance with its restructured terms. The program is applied to those loans which have sound property and borrower fundamentals but possess excess debt. An important feature of these loans is that in exchange for principal forgiveness on a portion of the loan, the company typically retains the right to participate in property appreciation to the extent market conditions improve in the future.

In those situations where the property fundamentals do not support a restructuring of the loan, the company generally acquires the collateral through foreclosure. Loans with a principal balance of $21 million and collateral with a fair market value of $10 million were foreclosed upon in the first quarter of 1995. In certain cases, the company has taken substantive possession of the property supporting its loan, coupled with the borrower surrendering its interest in the future economic benefits in the property. Where this has occurred, the loans are considered in-substance foreclosures, written down to their fair market value less selling costs and classified as real estate held for sale.
At March 31, 1995 and December 31, 1994, there were $153 million and $193 million, respectively, of in-substance foreclosures (net of write-offs of $94 million and $136 million, respectively).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Included in the company's total mortgage loan balances were the following categories of mortgage loans:



(Millions)                                                        March 31, 1995
__________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans*     Total
                                       _____________       ____________      ______________     _____


Total                                  $  764.9            $  693.6          $1,028.3           $2,486.8
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         37.6%               39.4%             46.6%
  Supporting experience rated products     26.6                31.9              28.3
  Supporting remaining products            35.8                28.7              25.1
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves (1)                                                                         $1,003.6**
                                                                                                ________
                                                                                                ________
Impairment reserves as
 a percentage of total                                                                              40.4%
                                                                                                ________
                                                                                                ________


                                                               December 31, 1994
__________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans*     Total
                                       _____________       ____________      ______________     _____


Total                                  $  673.1            $  706.1          $  918.7           $2,297.9
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         36.9%               39.1%             48.8%
  Supporting experience rated products     30.8                31.1              25.5
  Supporting remaining products            32.3                29.8              25.7
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves (1)                                                                         $  784.1**
                                                                                                ________
                                                                                                ________
Impairment reserves as
 a percentage of total                                                                              34.1%
                                                                                                ________
                                                                                                ________


(1) Please see Note 5 of Condensed Notes to Financial Statements for composition of impairment reserves between specific and general impairment reserves.

*   In connection with the company's adoption of FAS Nos. 114 and 118 on January 1, 1995
    (Please see Note 5 of Condensed Notes to Financial Statements), management has revised the definition of "potential problem loans".  (Please see "potential problem loans"
    on page 38.)

**  The general reserve at December 31, 1994 excluded reserves of approximately $208.5 million related to experience rated products.  Had such reserves been included, total reserves would have been $992.6 million.  In connection with the company's adoption of FAS No. 114 and 118, the general reserve at March 31, 1995 included such reserve, related to experience rated products.  The inclusion of these reserves did not impact earnings or shareholders' equity.



"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure increased to $513 million at March 31, 1995 from $422 million at December 31, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.
Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status. (Please see the company's 1994 Annual Report to Shareholders for a complete description of the company's restructuring program.) No such restructures and transfers to performing status occurred during the three month period ended March 31, 1995.

In connection with the company's adoption of FAS Nos. 114 and 118 on January 1, 1995 (Please see Note 5 of Condensed Notes to Financial Statements), management has revised the definition of "potential problem loans" to include all loans which are performing pursuant to existing terms and are considered likely to become classified as problem or restructured loans. Prior to January 1, 1995, "potential problem loans" were performing loans which management believed were likely to become classified as problem or restructured loans in the next 12 months or so. As a result of the revised definition, "potential problem loans" at March 31, 1995 are approximately $215 million higher than they would have been had the definition not been changed. "Potential problem loans" are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan terms. Identifying such potential problem loans requires significant judgment as to likely future market conditions and developments specific to individual properties and borrowers. Provision for losses that management believes are likely to arise from such potential problem loans is included in the specific impairment reserves. (Please see Note 5 of Condensed Notes to Financial Statements for a discussion of mortgage loan impairment reserves.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such problem and restructured loans outstanding at March 31 and the portion thereof actually recorded as income were as follows:


                                       Three Months Ended
                                           March 31,
                                       __________________
(Millions)                             1995       1994
_________________________________________________________


Income which would have been
 recorded under original terms
 of loans                              $  33.6    $  73.9

Income recorded                           11.9       34.1
                                       _______    _______

Lost investment income                 $  21.7    $  39.8
                                       _______    _______
                                       _______    _______

Lost investment income allocated to
 investments supporting discontinued
 products (included above)             $   9.5    $  16.7
                                       _______    _______
                                       _______    _______

Lost investment income allocated to
 investments supporting experience
 rated pension products
 (included above)                      $   7.1    $  12.8
                                       _______    _______
                                       _______    _______

Lost investment income allocated to
 investments supporting remaining
 products (included above)             $   5.1    $  10.3
                                       _______    _______
                                       _______    _______


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate

The company's equity real estate balances, net of write-downs and reserves, were as follows:



(Millions)                                                   March 31, 1995
________________________________________________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________


Total                                  $  387.5                 $1,158.2 (1)        $1,545.7
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         22.3%                    54.3%
  Supporting experience rated products      7.3                     22.1
  Supporting remaining products            70.4                     23.6
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________



                                                             December 31, 1994
                                       _________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________


Total                                  $  382.3                 $1,163.4 (1)        $1,545.7
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         23.8%                    54.9%
  Supporting experience rated products      8.3                     21.6
  Supporting remaining products            67.9                     23.5
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________

(1) Includes $152.7 million and $193.4 million of in-substance foreclosures at
    March 31, 1995 and December 31, 1994, respectively.  (Please see "Mortgage Loans"
    on page 36 for discussion of in-substance foreclosures.)



All real estate acquired through foreclosure, including in-substance foreclosures, is classified as properties held for sale. These properties were carried at 60% of the company's cash investment (unpaid mortgage balance plus capital additions) at March 31, 1995 and December 31, 1994.

Investment real estate, which is generally carried at depreciated cost, is written down to fair value to reflect other than temporary declines in market value. The fair value of assets acquired through foreclosure is established as the cost basis at the time of foreclosure. Subsequent to acquisition, properties classified as held for sale are carried at the lower of cost or fair value less estimated selling costs. Adjustments to the carrying value of properties held for sale resulting from changes in fair value, are recorded in a valuation reserve. Property valuations are reviewed regularly by investment management. Capital additions and asset improvements increase the cost basis of the asset while depreciation reduces the cost basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows:

                                            March 31,     December 31,
(Millions)                                    1995           1994
______________________________________________________________________


Allocable to discontinued products          $  372.8      $  376.0
Allocable to experience rated products         186.2         179.6
Allocable to remaining products                201.9         206.6
                                            ________      ________
   Total                                    $  760.9      $  762.2
                                            ________      ________
                                            ________      ________



For the periods shown below, total after-tax net realized capital losses from real estate write-downs and changes in the valuation reserves were as follows:

                                            Three Months Ended
                                                March 31,
                                            ___________________
(Millions)                                  1995        1994
_______________________________________________________________


Allocable to discontinued products (1)      $    -      $ 12.6
Allocable to experience
 rated products (2)                              -          .1
Allocable to remaining products                  -        (1.6)


(1) Write-downs and impairment expense allocable to discontinued products are charged against the reserve for future losses and do not affect the company's results of operations.

(2) Write-downs and impairment expense allocable to experience rated products do not affect the company's results of operations.



Use of Derivatives and Other Investments

The company's hedging activity has been limited and has principally consisted of using futures, forward contracts and interest rate swaps to hedge interest rate risk and currency risk. These instruments taken alone subject the company to varying degrees of market and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall market and interest rate risk. Market risk is the risk that future changes in market prices may decrease the market value of one or all of these financial instruments. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that the current level of hedging activity will have a material effect on the company's liquidity or results of operations. (Please see
Note 9 of Condensed Notes to Financial Statements for a discussion of the company's hedging activities.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company also had investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the $38.6 billion debt securities portfolio, as of March 31, 1995 was as follows:


                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________


Collateralized mortgage obligations:............     $ 3,637.0      $ 3,560.5
  Interest-only strips (included above).........          19.1           34.5
  Principal-only strips (included above)........          54.2           61.0
Treasury and agency strips:
  Principal.....................................       1,158.8        1,047.2
  Interest......................................         101.2           90.7
Warrants to purchase debt securities (1)........           9.4            7.8
Mandatorily convertible preferred stock.........          12.1           12.0


(1) Represents the right to purchase specific debt securities and is accounted for as a hedge. Upon exercise, the cost of the warrants will be added to the basis of the debt securities purchased and amortized over their lives.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents at March 31, 1995 and December 31, 1994 were $3.1 billion and $3.0 billion, respectively. For the three months ended March 31, 1995, net cash used for operating activities was $1 million. Net cash used for operating activities was $1.1 billion during the first three months of 1994.

For the first three months of 1995, net cash provided by investing activities was $681 million and included $552 million from maturities and repayments of mortgage loans. Net cash provided by investing activities of $1.4 billion for the three months ended March 31, 1994 included $110 million provided by a decrease in short-term investments.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first three months of 1995 was $144 million.

As a result of adverse conditions in real estate markets and tight lending practices by banks and other financial institutions over the past several years, the company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere. Of the $221 million of mortgage loans scheduled to mature during the first three months of 1995, $145 million were not paid as scheduled, a substantial portion of which supported large case pension liabilities. Of the loans not paid as scheduled, $58 million were extended at interest rates at least equal to current market (average rate of 10% over an average extension period of 4 years) and $87 million were under forbearance (continuing to make payments under original loan terms) or under discussion with borrowers at March 31, 1995. Of the $87 million of loans under forbearance or under discussion with borrowers, $11 million were classified as problem or restructured loans at March 31, 1995. Despite various indications that liquidity is returning to certain real estate markets, the company expects it will continue to extend or refinance maturing loans in the portfolio.

Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission the company may offer and sell up to $550 million of various types of securities, and Aetna Capital L.L.C., a subsidiary of the company, may offer and sell up to an additional $225 million of preferred securities.

Dividends Declared

On February 24, 1995, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on April 28, 1995, payable May 15, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Other Matters
_____________

Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. At March 31, 1995, $238 million of net unrealized capital losses primarily on available for sale debt and equity securities were reflected in shareholders' equity without deferred tax benefits. For federal income tax purposes, capital losses are deductible only against capital gains in the year of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, a valuation allowance of $83 million related to the net unrealized capital losses has been reflected in shareholders' equity at March 31, 1995. In addition, $201 million at March 31, 1995, of unrealized capital losses related to experience rated contracts are not reflected in shareholders' equity since such losses, if realized, will be charged to contractholders. However, the potential loss of tax benefits on such losses is the risk of the company and therefore would adversely affect the company rather than the contractholder. Accordingly, an additional valuation allowance of $71 million has been reflected in shareholders' equity as of March 31, 1995. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. Non-recognition of the deferred tax benefits on net unrealized losses described above had no impact on net income for the three months ended March 31, 1995, but has the potential to adversely affect future results if such losses are realized. Potential losses of tax benefits related to net unrealized losses on assets supporting the discontinued products are not expected to adversely affect the company's future results.

Severance and Facilities Charges

During the three months ended March 31, 1995, the company charged costs of $39 million to the severance and facilities reserve established in 1993 related to cost reduction actions. Of the approximately 4,000 positions expected to be eliminated, approximately 3,600 had been eliminated by March 31, 1995 and the related severance benefits charged against the reserve. The remaining headcount reductions are expected to be substantially completed by the first half of 1995. The annualized after-tax savings of approximately $200 million related to these and other cost reduction actions are expected in 1995.


New Accounting Pronouncements
_____________________________

Please see Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In Re:  Stepak v. Aetna Life and Casualty Company, et al.
_________________________________________________________

A full description of this litigation is contained under "Item 3. Legal Proceedings" in the company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1995. On March 24, 1995, the United States Court of Appeals for the Second Circuit affirmed the judgment of the United States District Court for the District of Connecticut in favor of the company and all other defendants.

In Re:  Attorneys General Antitrust Litigation
______________________________________________

A full description of this litigation is contained in Note 19 of Notes to Financial Statements in the company's 1994 Annual Report to Shareholders. On March 29, 1995, the United States District Court for the Northern District of California approved the plaintiffs' settlement of this litigation with all defendants, including The Aetna Casualty and Surety Company ("Aetna"). Aetna's share of the settlement is not material.

Other Litigation
________________

The company is continuously involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation. One such area of coverage litigation involves legal liability for environmental and asbestos-related claims. These lawsuits and other factors make reserving for these claims subject to significant uncertainties.

While the ultimate outcome of such litigation cannot be determined at this time, such litigation (other than that related to environmental and asbestos-related claims, which is subject to significant uncertainties), net of reserves established therefor and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods. The company is expected to be affected adversely in the future by losses for environmental and asbestos-related claims and related litigation expenses and such effect could be material to the company's future results, liquidity and/or capital resources.


Item 5.  Other Information.

(a)  NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level.
Two of Aetna Life and Casualty Company's significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges for 1994.

Aetna Life Insurance Company ("ALIC") fell outside the usual ranges in 1994 for: (i) the Net Gain to Total Income Ratio which is calculated by dividing the net gain from operations (including realized capital gains and losses) by total income (including capital gains and losses); (ii) the Adequacy of Investment Income Ratio which compares investment income to credited interest; (iii) the Total Real Estate and Total Mortgage Loans to Cash and Invested Assets Ratio which measures the relative size of the real estate and mortgage loan portfolios; (iv) the Change in Premium Ratio which is calculated by dividing the current year change in total premiums, annuity considerations and other fund deposits by total premiums, annuity considerations and other fund deposits for the prior year; and (v) the Change in Reserving Ratio which represents the number of percentage points of difference between the reserving ratio for current and prior year. The reserving ratio is equal to the aggregate increase in reserves for individual life insurance taken as a percentage of renewal and single premiums for individual life insurance.

The Aetna Casualty & Surety Company of America ("ACSCA") fell outside of the usual ranges in 1994 for: (i) the Two-year Overall Operating Ratio, which is a combination of a two-year combined ratio minus a two-year investment income ratio; (ii) the Change in Surplus Ratio which measures the improvement or deterioration in a company's financial condition during the year; and (iii) the Two-Year Reserve Development to Surplus Ratio which measures the change in prior years' estimates calculated as a percentage of policyholders' surplus two years previous.

Management does not believe that ALIC or ACSCA will warrant special attention by the regulators. Management also does not believe that the factors causing the ratios to fall outside of the usual ranges will have a significant impact on future operations of the company.

(b)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                          Three Months Ended           Years ended December 31
                                                                 ____________________________________
                                            March 31, 1995       1994    1993    1992    1991    1990
                                          __________________     ____    ____    ____    ____    ____


Ratio of Earnings to Fixed Charges....    5.93                   4.60    (a)      .42(b) 2.13    3.03
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    5.93                   4.60    (a)      .42(b) 2.13    3.03


(a) The company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.

(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the company's 1994 Annual Report to Shareholders.) For the three months ended March 31, 1995 and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.


Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (12) Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1995 and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.

      (15) Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
             April 28, 1995.

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






                             Aetna Life and Casualty Company
                             _______________________________
                                       (Registrant)


Date  April 28, 1995         By   /s/  ROBERT E. BROATCH
                                 _____________________________________
                                              (Signature)

                                       Robert E. Broatch
                                       Senior Vice President, Finance,
                                       and Corporate Controller (Chief
                                       Accounting Officer)