Form 10-Q
period 1995-06-30
AETNA LIFE & CASUALTY CO
filed 1995-07-28
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  June 30, 1995
                               _______________


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
                                                     ______________________




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes    X        No  _____
          _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Shares Outstanding
   Title of Class                            at June 30, 1995
  ________________                          __________________


Common Capital Stock                           113,219,998
 without par value

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                21

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 52

Item 4.  Submission of Matters to a Vote
           of Security Holders.                             52

Item 5.  Other Information.                                 53

Item 6.  Exhibits and Reports on Form 8-K.                  54


Signatures                                                  55

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                 Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                              ________________________  ___________________________
(Millions, except share and per share data)   1995         1994           1995          1994
                                              ____         ____           ____          ____

Revenue:
  Premiums..................................  $   2,825.7  $   2,839.0    $   5,754.7   $   5,581.3
  Net investment income.....................      1,140.6      1,121.0        2,226.5       2,247.5
  Fees and other income.....................        506.7        465.8          982.7         926.4
  Net realized capital losses...............        (25.9)       (13.4)         (32.3)        (19.3)
                                              ___________  ___________    ___________   ___________
      Total revenue.........................      4,447.1      4,412.4        8,931.6       8,735.9
                                              ___________  ___________    ___________   ___________

Benefits and expenses:
  Current and future benefits...............      3,767.4      3,114.5        6,889.8       6,232.1
  Operating expenses........................        962.0        924.5        1,897.0       1,882.0
  Amortization of deferred policy
    acquisition costs.......................        196.6        185.2          383.8         377.2
                                              ___________  ___________    ___________   ___________
      Total benefits and expenses...........      4,926.0      4,224.2        9,170.6       8,491.3
                                              ___________  ___________    ___________   ___________

Income(Loss) before income taxes............       (478.9)       188.2         (239.0)        244.6
Federal and foreign income taxes (benefits):
  Current...................................         (7.2)       (27.9)         (26.4)        (25.6)
  Deferred..................................       (174.8)        83.7          (76.5)         92.1
                                              ___________  ___________    ___________   ___________
      Total federal and foreign income taxes
        (benefits)..........................       (182.0)        55.8         (102.9)         66.5
                                              ___________  ___________    ___________   ___________

      Net income(loss)......................  $    (296.9) $     132.4    $    (136.1)  $     178.1
                                              ___________  ___________    ___________   ___________
                                              ___________  ___________    ___________   ___________

Results per common share:
Net income(loss)............................  $     (2.62) $      1.17    $     (1.20)  $      1.58
                                              ___________  ___________    ___________   ___________
                                              ___________  ___________    ___________   ___________
Dividends declared..........................  $       .69  $       .69    $      1.38   $      1.38
                                              ___________  ___________    ___________   ___________
                                              ___________  ___________    ___________   ___________

Weighted average common shares
  outstanding...............................  113,033,255  112,904,466    112,871,537   112,956,551
                                              ___________  ___________    ___________   ___________
                                              ___________  ___________    ___________   ___________


See Condensed Notes to Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                              June 30,        December 31,
(Millions)                                      1995              1994
                                            _____________     ____________


Assets:
Investments:
  Debt securities:
    Held for investment, at amortized
     cost (fair value $1,823.8 and
      $1,991.2).......................      $   1,786.4       $  2,000.8
    Available for sale, at fair value
     (amortized cost $38,438.5 and
      $36,984.2)......................         39,583.4         35,110.7
  Equity securities, at fair value
   (cost $1,152.8 and $1,326.9).......          1,585.8          1,655.6
  Short-term investments..............            520.2            450.4
  Mortgage loans......................         10,802.6         11,843.6
  Real estate.........................          1,618.7          1,545.7
  Policy loans........................            571.0            533.8
  Other...............................          1,215.2          1,152.7
                                            ___________       __________
      Total investments...............         57,683.3         54,293.3
Cash and cash equivalents.............          2,151.0          2,953.6
Reinsurance recoverables and
 receivables..........................          5,307.2          5,011.0
Accrued investment income.............            759.0            777.2
Premiums due and other receivables....          1,827.9          1,722.9
Federal and foreign income taxes:
  Current.............................            151.3             18.3
  Deferred............................          1,125.1          1,266.7
Deferred policy acquisition costs.....          2,126.9          2,014.7
Other assets..........................          2,054.2          1,992.2
Separate Accounts assets..............         26,683.1         24,122.6
                                            ___________       __________
      Total assets....................      $  99,869.0       $ 94,172.5
                                            ___________       __________
                                            ___________       __________


See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                                         June 30,        December 31,
(Millions, except share and per share data)                1995              1994
                                                       _____________     ____________


Liabilities:
  Future policy benefits........................       $ 17,803.1        $ 17,979.2
  Unpaid claims and claim expenses..............         18,242.7          17,478.3
  Unearned premiums.............................          1,641.4           1,604.9
  Policyholders' funds left with the company....         23,875.1          23,223.1
                                                       __________        __________
      Total insurance reserve liabilities.......         61,562.3          60,285.5
  Dividends payable to shareholders.............             78.1              77.7
  Short-term debt...............................             60.4              23.9
  Long-term debt................................          1,117.9           1,114.7
  Other liabilities.............................          3,393.2           2,718.6
  Participating policyholders' interests........            189.7             170.5
  Separate Accounts liabilities.................         26,539.4          24,003.6
                                                       __________        __________
      Total liabilities.........................         92,941.0          88,394.5
                                                       __________        __________

Minority interest in preferred securities
 of subsidiary..................................            275.0             275.0
                                                       __________        __________

Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   114,939,275 issued; and 113,219,998
   and 112,657,758 outstanding).................          1,415.9           1,419.2
  Net unrealized capital gains (losses).........            344.6          (1,071.5)
  Retained earnings.............................          4,967.1           5,259.6
  Treasury stock, at cost (1,719,277 and
   2,281,517 shares)............................            (74.6)           (104.3)
                                                       __________        __________

      Total shareholders' equity................          6,653.0           5,503.0
                                                       __________        __________

      Total liabilities, minority interest
       and shareholders' equity.................       $ 99,869.0        $ 94,172.5
                                                       __________        __________
                                                       __________        __________

  Shareholders' equity per common share.........       $    58.76        $    48.85
                                                       __________        __________
                                                       __________        __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Six Months Ended June 30, 1995          Total         Stock        Gains (Losses)    Earnings     Stock
__________________________________________________________________________________________________________


Balances at December 31, 1994           $ 5,503.0     $ 1,419.2    $(1,071.5)        $ 5,259.6    $ (104.3)
__________________________________________________________________________________________________________

Net loss..............................     (136.1)                                      (136.1)
Net change in unrealized capital gains
  and losses..........................    1,416.1                    1,416.1
Common stock issued for benefit plans
(562,240 shares)......................       29.7                                                     29.7
Loss on issuance of treasury stock....       (3.3)         (3.3)
Common stock dividends declared.......     (156.4)                                      (156.4)
                                      ____________________________________________________________________


Balances at June 30, 1995               $ 6,653.0     $ 1,415.9    $   344.6         $ 4,967.1    $  (74.6)
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________




Six Months Ended June 30, 1994
__________________________________________________________________________________________________________


Balances at December 31, 1993           $ 7,043.1     $ 1,422.0    $   648.2         $ 5,103.3    $ (130.4)
__________________________________________________________________________________________________________

Net income............................      178.1                                        178.1
Net change in unrealized capital gains
  and losses..........................   (1,035.7)                  (1,035.7)
Common stock issued for benefit plans
(417,602 shares)......................       23.8                                                     23.8
Loss on issuance of treasury stock....       (4.2)         (4.2)
Common stock dividends declared.......     (155.7)                                      (155.7)
                                      ____________________________________________________________________


Balances at June 30, 1994               $ 6,049.4     $ 1,417.8    $  (387.5)        $ 5,125.7    $ (106.6)
__________________________________________________________________________________________________________
__________________________________________________________________________________________________________


See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                               June 30,
                                                                       _________________________
(Millions)                                                             1995            1994
                                                                       ____            ____

Cash Flows from Operating Activities:
   Net income (loss).................................................  $  (136.1)      $   178.1
   Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
      Decrease (Increase) in accrued investment income...............       19.4             (.5)
      (Increase) Decrease in premiums due and other receivables......     (134.4)          153.1
      Increase in reinsurance recoverables and receivables...........     (288.7)         (254.3)
      Increase in deferred policy acquisition costs..................      (83.5)          (93.0)
      Depreciation and amortization..................................       75.3            94.3
      Increase in federal and foreign income taxes...................       (1.0)         (326.6)
      Net decrease in other assets and other liabilities.............      (22.7)         (692.3)
      Increase in insurance reserve liabilities......................      910.7           755.9
      Net sales of debt trading securities...........................          -            52.3
      Decrease (Increase) in minority interest.......................        4.1           (22.7)
      Net realized capital losses....................................       32.3            19.3
      Amortization of net investment discount........................      (51.7)          (51.8)
      Other, net.....................................................      (64.9)           18.2
                                                                       _________       _________
        Net cash provided by (used for) operating activities.........      258.8          (170.0)
                                                                       _________       _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................    8,596.8        12,258.8
      Debt securities held for investment............................          -             5.6
      Equity securities..............................................      768.4           398.9
      Mortgage loans.................................................       81.2            67.4
      Real estate....................................................      155.5           316.6
      Short-term investments.........................................   30,074.0        30,322.7
   Investment repayments of:
      Debt securities available for sale.............................    1,041.3         2,125.8
      Debt securities held for investment............................      176.2           330.7
      Mortgage loans.................................................      936.6         1,107.8
   Cost of investments in:
      Debt securities available for sale.............................  (10,937.4)      (14,799.0)
      Debt securities held for investment............................       (7.2)          (46.3)
      Equity securities..............................................     (348.4)         (493.6)
      Mortgage loans.................................................      (95.6)         (159.7)
      Real estate....................................................      (83.5)          (20.1)
      Short-term investments.........................................  (30,141.0)      (30,444.4)
   Increase in property, plant & equipment...........................      (82.9)          (65.5)
   Net (increase) decrease in Separate Accounts......................      (24.8)            4.7
   Other, net........................................................     (126.9)          127.5
                                                                       _________       _________
     Net cash (used for) provided by investing activities............      (17.7)        1,037.9
                                                                       _________       _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........      373.2         1,757.9
   Withdrawals of investment contracts...............................   (1,367.9)       (2,342.6)
   Issuance of long-term debt........................................        3.8            65.5
   Stock issued under benefit plans..................................       26.4            19.6
   Repayment of long-term debt.......................................       (1.8)          (93.0)
   Net increase in short-term debt...................................       35.6           138.4
   Dividends paid to shareholders....................................     (156.4)         (155.7)
                                                                       _________       _________
     Net cash used for financing activities..........................   (1,087.1)         (609.9)
                                                                       _________       _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................       43.4            (3.6)
                                                                       _________       _________
Net (decrease) increase in cash and cash equivalents.................     (802.6)          254.4
Cash and cash equivalents, beginning of period.......................    2,953.6         1,557.8
                                                                       _________       _________
Cash and cash equivalents, end of period.............................  $ 2,151.0       $ 1,812.2
                                                                       _________       _________
                                                                       _________       _________

Supplemental Cash Flow Information:
   Interest paid.....................................................  $    53.6       $    37.7
                                                                       _________       _________
                                                                       _________       _________
   Income taxes paid.................................................  $    81.3       $    18.0
                                                                       _________       _________
                                                                       _________       _________


See Condensed Notes to Financial Statements.


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

The consolidated financial statements include Aetna Life and Casualty Company and its majority-owned subsidiaries (collectively, the "company"). Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1994 financial information to conform to 1995 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates.
In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

(2)  Future Application of Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The company has not yet determined the timing of adoption of this statement, however, the impact on earnings is not expected to be material.

(3)  Insurance Liabilities

Workers' compensation life table indemnity reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality assumptions that reflect current company and industry experience. Workers' compensation life table indemnity reserves totaled $753 million at June 30, 1995, which was 22% of the total workers' compensation reserves for unpaid claims and claim adjustment expenses. Certain other property-casualty reserves with fixed and determinable payment patterns have been discounted at risk free rates. The aggregate amount of such discount was approximately $20 million at June 30, 1995.

(4)  Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three and six months ended
June 30, 1995 and 1994 were charged to the reserve for anticipated future losses and did not affect the company's results of operations.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

Future losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at June 30, 1995 is adequate to provide for future losses associated with these products. To the extent that actual future losses differ from anticipated future losses, the company's results of operations would be affected. (Please refer to the company's 1994 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

Results of discontinued products were as follows (pretax, in millions):


                                                                                 (Added to)
                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended June 30, 1995        Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Net investment income                   $  138.3      $ 112.2      $  250.5      $     -      $ 250.5
Net realized capital gains (losses)        (12.6)        14.4           1.8         (1.8)           -
Interest earned on receivable
  from continuing business                   5.1          7.6          12.7            -         12.7
Other income                                 2.4          3.0           5.4            -          5.4
                                        _____________________________________________________________
     Total revenue                         133.2        137.2         270.4         (1.8)       268.6
                                        _____________________________________________________________

Current and future benefits                145.1        113.2         258.3          4.4        262.7
Operating expenses                           1.9          4.0           5.9            -          5.9
                                        _____________________________________________________________
     Total benefits and expenses           147.0        117.2         264.2          4.4        268.6
                                        _____________________________________________________________

Results of discontinued products        $  (13.8)    $   20.0      $    6.2      $  (6.2)     $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________



                                                                                 (Added to)
                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended June 30, 1994        Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Premiums                                $      -      $   5.5      $    5.5      $     -      $   5.5
Net investment income                      156.5        106.9         263.4            -        263.4
Net realized capital losses                (31.6)       (10.9)        (42.5)        42.5            -
Interest earned on receivable
  from continuing business                   4.9          6.9          11.8            -         11.8
Other income                                 3.6          3.6           7.2            -          7.2
                                        _____________________________________________________________
     Total revenue                         133.4        112.0         245.4         42.5        287.9
                                        _____________________________________________________________

Current and future benefits                190.1        112.6         302.7        (15.8)       286.9
Operating expenses                            .3           .7           1.0            -          1.0
                                        _____________________________________________________________
     Total benefits and expenses           190.4        113.3         303.7        (15.8)       287.9
                                        _____________________________________________________________

Results of discontinued products        $  (57.0)     $  (1.3)     $  (58.3)     $  58.3      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________


* Amounts are reflected in the 1995 and 1994 Consolidated Statements of Income, except for interest of $12.7 million and $11.8 million for the three months ended June 30, 1995 and 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)


                                                                                 (Added to)
                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Six months ended June 30, 1995          Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Net investment income                   $  270.6      $ 222.3      $  492.9      $     -      $ 492.9
Net realized capital gains (losses)        (31.1)        22.4          (8.7)         8.7            -
Interest earned on receivable
  from continuing business                  10.2         15.2          25.4            -         25.4
Other income                                 4.9          6.0          10.9            -         10.9
                                        _____________________________________________________________
     Total revenue                         254.6        265.9         520.5          8.7        529.2
                                        _____________________________________________________________

Current and future benefits                300.3        227.6         527.9         (5.8)       522.1
Operating expenses                           1.6          5.5           7.1            -          7.1
                                        _____________________________________________________________
     Total benefits and expenses           301.9        233.1         535.0         (5.8)       529.2
                                        _____________________________________________________________

Results of discontinued products        $  (47.3)    $   32.8      $  (14.5)     $  14.5      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________



                                                                                 (Added to)
                                                                                 Charged to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Six months ended June 30, 1994          Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Premiums                                $      -      $  44.7      $   44.7      $     -      $  44.7
Net investment income                      327.5        215.8         543.3            -        543.3
Net realized capital losses                (57.1)       (26.4)        (83.5)        83.5            -
Interest earned on receivable
  from continuing business                   9.6         13.8          23.4            -         23.4
Other income                                 6.5          6.4          12.9            -         12.9
                                        _____________________________________________________________
     Total revenue                         286.5        254.3         540.8         83.5        624.3
                                        _____________________________________________________________

Current and future benefits                392.7        263.9         656.6        (36.4)       620.2
Operating expenses                           2.2          1.9           4.1            -          4.1
                                        _____________________________________________________________
     Total benefits and expenses           394.9        265.8         660.7        (36.4)       624.3
                                        _____________________________________________________________

Results of discontinued products        $ (108.4)     $ (11.5)     $ (119.9)     $ 119.9      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________


* Amounts are reflected in the 1995 and 1994 Consolidated Statements of Income, except for interest of $25.4 million and $23.4 million for the six months ended June 30, 1995 and 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.



Deposits of $7.0 million and $34.3 million for the three months ended June 30, 1995 and 1994, respectively, and $16.8 million and $168.5 million were received for the six months ended June 30, 1995 and 1994, respectively, under pre-existing GIC contracts. In accordance with FAS No. 97, such deposits are not included in premiums or revenue.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows
(in millions):


                                                  June 30, 1995
                                       _______________________________________
                                       Guaranteed      Single-
                                       Investment      Premium
                                       Contracts       Annuities     Total
                                       _______________________________________


Debt securities available for sale     $  2,658.4      $ 3,462.3     $ 6,120.7
Mortgage loans                            2,577.4        1,448.4       4,025.8
Real estate                                 524.1          176.6         700.7
Short-term and other investments            271.5          146.6         418.1
                                       _______________________________________
   Total investments                      6,031.4        5,233.9      11,265.3
Current and deferred income taxes           233.1          136.1         369.2
Receivable from continuing
  business                                  419.6          478.3         897.9
Other                                           -          101.6         101.6
                                       _______________________________________
     Total assets                      $  6,684.1      $ 5,949.9     $12,634.0
______________________________________________________________________________
______________________________________________________________________________
Future policy benefits                 $        -      $ 4,981.7     $ 4,981.7
Policyholders' funds left with
  the company                             6,223.0              -       6,223.0
Reserve for future losses on
  discontinued products                     298.3          684.2         982.5
Other                                       162.8          284.0         446.8
                                       _______________________________________
     Total liabilities                 $  6,684.1      $ 5,949.9     $12,634.0
______________________________________________________________________________
______________________________________________________________________________



Net unrealized capital gains as of June 30, 1995 on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on GICs is included in policyholders' funds left with the company and the reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheet.

At June 30, 1995, estimated future after-tax realized capital losses of approximately $116 million ($179 million, pretax), attributable to mortgage loans and real estate supporting GICs, and $39 million ($60 million, pretax), attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Included in the $(31.1) million and $22.4 million of net realized capital (losses) gains (pretax) on GICs and SPAs, respectively, for the six months ended June 30, 1995 are (losses) gains from the sale of bonds of $(13.8) million and $35.5 million, respectively.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                          6 Months Ended June 30, 1995
                                      ___________________________________
                                      Guaranteed    Single-
                                      Investment    Premium
                                      Contracts     Annuities   Total
_________________________________________________________________________
Reserve at beginning of period        $   345.6     $   651.4   $   997.0
Gain (Loss) on discontinued products      (47.3)         32.8       (14.5)
                                      ___________________________________
Reserve at end of period              $   298.3     $   684.2    $  982.5
_________________________________________________________________________
                                      ___________________________________


At the time of discontinuance, a receivable from continuing products was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables will be funded from invested assets supporting Large Case Pensions and accrue interest at the discount rates used to calculate the loss on discontinuance until the receivable is funded. The offsetting payable established in continuing products will similarly accrue interest, generally offsetting the investment income on the assets available to fund the shortfalls. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheet. At June 30, 1995 no funding had taken place. The activity in the receivable from continuing business was as follows (pretax, in millions):

                                            6 Months Ended June 30, 1995
                                         ___________________________________
                                         Guaranteed    Single-
                                         Investment    Premium
                                         Contracts     Annuities   Total
____________________________________________________________________________
Receivable at beginning of period        $   409.4     $   463.1   $   872.5
Interest earned                               10.2          15.2        25.4
                                         ___________________________________
Receivable at end of period              $   419.6     $   478.3   $   897.9
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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Intent to Sell Subsidiary

As of June 30, 1995, the company intends to sell its subsidiary, Aetna Re-Insurance Company (U.K.) Ltd., and accordingly, the subsidiary has been written down to estimated fair market value. A realized capital loss of $22.5 million (after-tax) is included in net realized capital losses in the Consolidated Statements of Income for the three and six months ended June 30, 1995.

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $367.9 million and $368.9 million for the three months ended June 30, 1995 and 1994, respectively, and $728.7 million and $729.8 million for the six months ended June 30, 1995 and 1994, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) allocable to experience rated contractholders of $30.1 million and $(37.7) million for the three months ended June 30, 1995 and 1994, respectively, and $7.3 million and $(71.6) million for the six months ended June 30, 1995 and 1994, respectively, were deducted from net realized capital losses reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the company.

As of January 1, 1995, the company adopted FAS No. 114, Accounting by Creditors for Impairment of a Loan and FAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. In accordance with these standards, a loan is considered impaired when it is probable that the company will be unable to collect amounts due according to the contractual terms of the loan agreement. For impaired loans, a specific impairment reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the collateral. General reserves are established for losses management believes are likely to arise from the overall portfolio but cannot be attributed to specific loans. Prior to the adoption of FAS Nos. 114 and 118, the company included the reserve for estimated losses on potential problem loans (other than those allocable to experience rated products) which management believed were likely to become classified as problem or restructured in the next 12 months or so in the general reserve.

At June 30, 1995, the total recorded investment in loans that are considered to be impaired (which include problem loans, restructured loans and potential problem loans) under FAS No. 114 and related specific reserves are presented in the table below. Included in the total recorded investment are impaired loans of $443 million for which no specific reserves are considered necessary.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Investments (continued)



                                              Total
                                              Recorded          Specific
(Millions)                                    Investment        Reserves
_________________________________________________________________________


Supporting discontinued products              $   979.5         $   239.8
Supporting experience rated products              753.2             201.7
Supporting remaining products                     650.1             163.2
                                              ___________________________
   Total Impaired Loans                       $ 2,382.8         $   604.7
_________________________________________________________________________
                                              ___________________________


The activity in the specific and general reserves as of June 30, 1995 is summarized below:


                                General
                                Reserve
                                Allocated to                    Charged                           Balance
             Balance at         Experience   Balance at         to net    Charged                 at
             December 31, 1994  Rated        December 31, 1994, realized  to other    Principal   June 30,
(Millions)   as reported        Products (1) as adjusted        loss      accounts    Write-offs  1995
___________________________________________________________________________________________________________


Supporting
discontinued
products     $  372.1           $      -     $  372.1           $    -    $  25.1 (2) $  (70.0)   $   327.2

Supporting
experience
rated
products        156.1              208.5        364.6                -        7.4 (2)    (40.5)       331.5

Supporting
remaining
products        255.9                  -        255.9               8.8         -        (20.8)       243.9
             ______________________________________________________________________________________________
  Total      $  784.1           $  208.5     $  992.6           $   8.8   $  32.5     $ (131.3)   $   902.6
___________________________________________________________________________________________________________
             ______________________________________________________________________________________________

Specific
Reserves     $  434.1           $      -     $  434.1           $   7.9   $ 294.0 (3) $ (131.3)   $   604.7

General
Reserve         350.0              208.5        558.5               0.9    (261.5)(3)        -        297.9
             ______________________________________________________________________________________________
  Total      $  784.1           $  208.5     $  992.6           $   8.8   $  32.5     $ (131.3)    $  902.6
___________________________________________________________________________________________________________
             ______________________________________________________________________________________________


(1)  The general reserve at December 31, 1994 excluded reserves of $208.5 million related to experience rated products.

(2)  Reflects additions to reserves related to assets supporting experience rated products and discontinued products which do not affect the company's results of operations.

(3)  $261.5 million of general reserve related to performing loans at December 31, 1994 were reclassified to specific reserves as a result of the adoption of FAS No. 114.


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Investments (Continued)

The company accrues interest income on impaired loans to the extent it is deemed collectible and the loan continues to perform under its original or restructured contractual terms. Interest income on problem loans is generally recognized on a cash basis. Cash payments on loans in the process of foreclosure are generally treated as a return of principal.

Income earned (pretax) and received on the average recorded investment in impaired loans for the three and six months ended
June 30, 1995, was as follows:


                                      Three Months Ended June 30, 1995   Six Months Ended June 30, 1995
                                      ________________________________   ______________________________

                                      Average                            Average
                                      Impaired   Income    Income        Impaired  Income    Income
(Millions)                            Loans      Earned    Received      Loans     Earned    Received
_______________________________________________________________________________________________________


Supporting discontinued products      $ 1,009.5  $  21.3   $  21.7       $ 1,011.8 $  39.7   $   39.2
Supporting experience rated products      734.5     13.2      13.7           741.0    26.2       26.6
Supporting remaining products             673.1      9.2       9.3           668.0    17.5       18.1
                                      _________________________________________________________________
  Total                               $ 2,417.1  $  43.7   $  44.7       $ 2,420.8 $  83.4   $   83.9
_______________________________________________________________________________________________________
                                      _________________________________________________________________


(7)  Federal and Foreign Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. During the six months ended June 30, 1995, the company moved from a net unrealized capital loss position of $1,071.5 million at December 31, 1994, to a net unrealized capital gain position of $344.6 million at June 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and six months ended June 30, 1995.

(8)  Reinsurance

Ceded earned premiums were $.2 billion and $.3 billion for the three months ended June 30, 1995 and 1994, respectively, and $.5 billion and $.6 billion for the six months ended June 30, 1995 and 1994, respectively. Ceded current and future benefits were $.3 billion for the three months ended June 30, 1995 and 1994 and $.6 billion and $.7 billion for the six months ended June 30, 1995 and 1994, respectively.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(9)  Debt

The company has credit facilities aggregating $1 billion with a group of worldwide banks. One $500 million facility terminates in July 1999. Another $500 million facility was scheduled to expire in July 1995, however, the company extended the maturity of this credit facility to July 1996. Various interest rate options are available under each facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from .08% to .375% per annum under the short-term credit agreement and from .1% to .5% per annum under the medium-term credit agreement, depending upon the company's long-term senior unsecured debt rating. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. These facilities also support the company's commercial paper borrowing program.

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

(10)  Off-Balance-Sheet Financial Instruments
     (Including Derivative Financial Instruments)

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


                                                          Carrying
                                                          Value
                                             Notional     Asset         Fair
June 30, 1995                                Amount       (Liability)   Value
_______________________________________________________________________________


Foreign exchange forward contracts - sell:
  Related to net investments in foreign
   affiliates                                $  229.1     $   (4.1)     $  (6.3)
  Related to investments in non-dollar
   denominated assets                           205.0         (1.1)        (1.1)
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
   affiliates                                    29.9          6.2          4.1
  Related to investments in non-dollar
   denominated assets                            25.2           .4           .4
Futures contracts to purchase investments        95.4           .2          (.2)
Futures contracts to sell investments           133.0            -            -
Interest rate swaps:
  Unrecognized gains                            423.0            -         22.3
  Unrecognized losses                           380.0            -        (14.2)
Forward swap agreement                          100.0            -           .2


                                                          Carrying
                                                          Value
                                             Notional     Asset         Fair
December 31, 1994                            Amount       (Liability)   Value
_______________________________________________________________________________


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


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11)  Supplemental Cash Flow Information

Significant non-cash investing and financing activities include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $144 million and $149 million for the six months ended June 30, 1995 and 1994, respectively.

(12)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding, (including common share equivalents in 1994). There is not a significant difference between primary and fully diluted earnings per share.

(13)  Commitments and Contingent Liabilities

Environmental and Asbestos-Related Claims

Reserving for environmental and asbestos-related claims is subject to significant uncertainties.

However, in recent years, developments have occurred inside and outside of the company which have enabled the company to continue to better estimate environmental liabilities. These developments led the company to initiate a comprehensive environmental reserving review in early 1995 which was concluded at the end of the second quarter of 1995. Upon completing its reserving review, the company added $750 million (pretax)($487.5 million, after-tax) to environmental-related claims reserves in the second quarter of 1995, resulting in a total reserve for environmental-related liabilities of $1,187 million, before reinsurance of $100 million (net of an allowance of $16 million for reinsurance considered to be uncollectible) and net of discount on environmental settlements, at June 30, 1995.

In the opinion of management, the company's reserves for environmental-related claims at June 30, 1995 represent the company's best estimate of its ultimate environmental-related liability, based on currently known facts, current law (including Superfund), current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgment involved in estimating the company's environmental liability, no assurances can be given that the environmental reserve represents the amount that will ultimately be paid by the company for all environmental-related losses. The amount ultimately paid could differ materially from the company's currently recorded reserve as legal and factual issues are clarified, but any difference cannot be reasonably estimated at this time.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(13)  Commitments and Contingent Liabilities (Continued)

In addition, the company has purchased reinsurance protection which could be available to reduce the statutory surplus effects of additional environmental reserve development. The reinsurance provides aggregate protection of $335 million for adverse loss development beyond reserves held (net of existing reinsurance) at June 30, 1995 for environmental, asbestos, certain general liability and workers' compensation claims, occurring prior to January 1, 1995 ($6.9 billion). Under this arrangement, $165 million of the existing reserves for such losses have been ceded. This is a retroactive contract and the earnings benefits of any future recoveries arising under this arrangement would be accounted for as such under FAS No. 113 (i.e., at a discounted value). Because of the length of time between the recording of any reinsurance recoverable and its ultimate payment, the initial benefit of any recovery could be substantially less than the amount of reserve development.

Environmental and asbestos-related loss and loss adjustment expense reserves, as reflected on the Consolidated Balance Sheet, were as follows (before reinsurance and net of discount on environmental settlements, in millions):


                                         June 30,
                                           1995
___________________________________________________


Environmental Liability                  $  1,187.0
Asbestos Bodily Injury                        322.2
Asbestos Property Damage                       23.0
                                         __________
  Total Environmental and
    Asbestos-Related Reserves            $  1,532.2
___________________________________________________
                                         __________


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(14)  Litigation

The company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation. One such area of coverage litigation involves legal liability for environmental and asbestos-related claims. These lawsuits and other factors make reserving for these claims subject to significant uncertainties.

While the ultimate outcome of such litigation cannot be determined at this time, such litigation net of reserves established therefore and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

           Independent Auditors' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the company's management.

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




/s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
July 27, 1995

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per share data)         Three Months Ended June 30,            Six Months Ended June 30,
                                       ________________________________      ________________________________
                                       1995         1994       % Change      1995         1994       % Change
                                       ____         ____       ________      ____         ____       ________
Premiums.............................  $ 2,825.7    $ 2,839.0    (.5)%       $ 5,754.7    $ 5,581.3    3.1%
Net investment income................    1,140.6      1,121.0    1.7           2,226.5      2,247.5    (.9)
Fees and other income................      506.7        465.8    8.8             982.7        926.4    6.1
Net realized capital losses..........      (25.9)       (13.4) (93.3)            (32.3)       (19.3) (67.4)
                                       _________    _________                _________    _________
    Total revenue....................    4,447.1      4,412.4     .8           8,931.6      8,735.9    2.2

Current and future benefits..........    3,767.4      3,114.5   21.0           6,889.8      6,232.1   10.6
Operating expenses...................      962.0        924.5    4.1           1,897.0      1,882.0     .8
Amortization of deferred policy
 acquisition costs...................      196.6        185.2    6.2             383.8        377.2    1.7
                                       _________    _________                _________    _________
    Total benefits and expenses......    4,926.0      4,224.2   16.6           9,170.6      8,491.3    8.0
                                       _________    _________                _________    _________

Income (loss) before income taxes....     (478.9)       188.2      -            (239.0)       244.6      -
Income taxes (benefits)..............     (182.0)        55.8      -            (102.9)        66.5      -
                                       _________    _________                _________    _________

    Net income (loss)................  $  (296.9)   $   132.4      -         $  (136.1)   $   178.1      -
                                       _________    _________                _________    _________
                                       _________    _________                _________    _________

Net realized capital losses,
 net of tax (included above).........  $   (12.5)   $    (8.0) (56.3)        $   (19.5)   $   (15.5) (25.8)
                                       _________    _________                _________    _________
                                       _________    _________                _________    _________

Net income (loss) per common share...  $   (2.62)   $    1.17      -         $   (1.20)   $    1.58      -
                                       _________    _________                _________    _________
                                       _________    _________                _________    _________


Overview
________

The company reported net losses of $297 million and $136 million for the three and six months ended June 30, 1995, respectively, compared with net income of $132 million and $178 million for the same periods a year ago. The company's earnings (after-tax) adjusted for additions to environmental-related claims reserves (please see "Property-Casualty - Property-Casualty Reserves" on page 33) and net realized capital losses follow (in millions):

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                           ___________________________     _________________________
                                                 1995         1994             1995         1994
                                                 ____         ____             ____         ____
Net income (loss)............................    $(296.9)     $ 132.4          $(136.1)     $ 178.1

Less:
   Additions to environmental-related
     claims reserves.........................     (487.5)       (76.8)          (505.7)       (97.6)
   Net realized capital losses...............      (12.5)        (8.0)           (19.5)       (15.5)
                                                 _______      _______          _______      _______

Adjusted earnings............................    $ 203.1      $ 217.2          $ 389.1      $ 291.2
                                                 _______      _______          _______      _______
                                                 _______      _______          _______      _______


The company's adjusted earnings decreased $14 million and increased $98 million for the three and six months ended June 30, 1995, respectively, as compared with the same periods in 1994. The following significant factors impact the comparison of adjusted earnings:

Catastrophe losses (after-tax and net of reinsurance) for the three and six months ended June 30, 1995 were $25 million and $38 million, respectively, compared with $29 million and $153 million, respectively, for the same periods a year ago. Catastrophe losses for the six months ended June 30, 1994 related primarily to the Los Angeles earthquake and the severe winter weather.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Reductions of prior year loss reserves in the personal auto business of $54 million and $59 million (after-tax) for the three and six months ended June 30, 1994, respectively.

Results in 1995 also reflected increased operating expenses in the health care business, as a result of the migration of customers from the traditional health care products to the more resource-intensive managed care business and the company's increased investment in managed care, and in the Aetna Life Insurance & Annuity segment as a result of continued business growth and costs associated with the implementation of a new contract administration system. Partially offsetting these increases in operating expenses are overall reductions due to actions taken by management in prior years to lower costs.

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses included in net income, allocable to experience rated pension contractholders, and supporting discontinued products were as follows (in millions):

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                           ___________________________     _________________________
                                                 1995         1994             1995         1994
                                                 ____         ____             ____         ____
Net realized capital gains (losses)
  from sales.................................    $ (19.2)     $  12.2          $ (22.1)     $  27.4

Realized capital gains (losses)
  from changes in reserves for mortgage
  loans and real estate......................        6.7        (19.8)             2.6        (42.0)

Realized capital losses from write-downs
  of debt and equity securities..............          -          (.4)               -          (.9)
                                                 _______      _______          _______      _______

Net realized capital losses from
  remaining products.........................    $ (12.5)     $  (8.0)         $ (19.5)     $ (15.5)
                                                 _______      _______          _______      _______
                                                 _______      _______          _______      _______

Net realized capital gains (losses)
  allocable to experience rated pension
  contractholders (excluded above)...........    $  30.1      $ (37.7)         $   7.3      $ (71.6)
                                                 _______      _______          _______      _______
                                                 _______      _______          _______      _______

Net realized capital gains (losses)
  on assets supporting discontinued
  products (excluded above)..................    $   1.2      $ (27.6)         $  (5.6)     $ (54.3)
                                                 _______      _______          _______      _______
                                                 _______      _______          _______      _______


Net realized capital losses from sales for the three and six months ended June 30, 1995 include $23 million resulting from the write-down to estimated fair market value of the company's investment in a consolidated subsidiary, Aetna Re-Insurance Company (U.K.) Ltd., which it intends to sell. Net realized capital gains from sales for the six months ended June 30, 1994 include a $14 million gain resulting from the sale of a portion of an unconsolidated subsidiary.

Strategic Outlook

The company continues to review its Property-Casualty and other businesses and assess their potential for contribution to the company's long-term strategic and financial objectives.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans
__________________



Operating Summary
(Millions)                                Three Months Ended June 30,           Six Months Ended June 30,
                                       ________________________________      ______________________________
                                       1995         1994       % Change      1995       1994       % Change
                                       ____         ____       ________      ____       ____       ________


Premiums............................   $ 1,461.8    $ 1,429.7    2.2%        $ 2,956.5  $ 2,756.6   7.3%
Net investment income...............        96.5         85.2   13.3             181.2      169.4   7.0
Fees and other income...............       336.1        299.6   12.2             643.6      597.8   7.7
Net realized capital gains (losses).        (5.9)         1.4      -             (10.1)     (17.4) 42.0
                                       _________    _________                _________  _________
   Total revenue....................     1,888.5      1,815.9    4.0           3,771.2    3,506.4   7.6

Current and future benefits.........     1,273.1      1,202.8    5.8           2,546.4    2,311.9  10.1
Operating expenses..................       498.9        457.1    9.1             983.9      908.8   8.3
Amortization of deferred policy
 acquisition costs..................         6.4          7.3  (12.3)             13.2       14.7 (10.2)
                                       _________    _________                _________  _________
   Total benefits and expenses......     1,778.4      1,667.2    6.7           3,543.5    3,235.4   9.5
                                       _________    _________                _________  _________

Income before income taxes..........       110.1        148.7  (26.0)            227.7      271.0 (16.0)
Income taxes........................        40.6         54.7  (25.8)             84.6       99.6 (15.1)
                                       _________    _________                _________  _________

Net income..........................   $    69.5    $    94.0  (26.1)        $   143.1  $   171.4 (16.5)
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________
Net realized capital gains (losses),
 net of tax (included above)........   $    (3.5)   $      .8      -         $    (6.3) $   (11.2) 43.8
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________
Self-funded benefit payments
 administered for customers other
 than Medicare......................   $ 3,204.9    $ 3,046.1    5.2         $ 6,412.9  $ 6,037.7   6.2
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________
Benefit payments administered for
 Medicare...........................   $ 3,462.1    $ 3,267.6    6.0         $ 6,912.6  $ 6,517.3   6.1
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________



Aetna Health Plans' net income for the three and six months ended
June 30, 1995 decreased by $25 million and $28 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1995 decreased $20 million and $33 million, respectively, from the prior year.

Second quarter and year-to-date 1995 results reflected unfavorable medical claim experience (included in current and future benefits) reflecting an increase in medical trend (utilization and costs of medical care) in indemnity and preferred provider lines of business and increased operating expenses. The growth in operating expenses is primarily attributable to the migration of customers from the traditional health care products to the more resource-intensive managed care business, investments in managed care-related systems and the development of primary care physician practices. These increased expenses are consistent with the company's continued focus on a strategy for investing in managed care. In addition, year-to-date results in 1994 included $8 million (after-tax) of non-recurring benefits from the settlement of a lawsuit and the termination of an HMO management contract.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

Premiums and fees and other income increased 4% and 7% during the three and six months ended June 30, 1995 compared with the same periods in 1994, primarily resulting from growth in covered members, price increases and a movement toward higher revenue products, such as point-of-service and health maintenance organizations.

The number of members covered under health care arrangements was
15.7 million and 15.6 million at June 30, 1995 and December 31, 1994, respectively. The number of managed care members was 7.8 million and 7.0 million at June 30, 1995 and December 31, 1994, respectively. Included in the number of members at June 30, 1995 and December 31, 1994 were approximately .7 million members covered under a contract with the Civilian Health and Military Program of the Uniformed Services ("Champus"). Champus has awarded renewal of the contract to another provider and the company has filed a protest with the General Accounting Office concerning the process by which the contract was awarded. Even if loss of the contract occurs, the company would remain the primary provider until 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Life Insurance & Annuity
______________________________



Operating Summary
(Millions)                                Three Months Ended June 30,            Six Months Ended June 30,
                                      __________________________________    __________________________________
                                      1995         1994         % Change    1995         1994         % Change
                                      ____         ____         ________    ____         ____         ________


Premiums............................  $    49.6    $    38.7     28.2%      $    92.0    $    74.7     23.2%
Net investment income...............      258.1        240.2      7.5           503.6        480.6      4.8
Fees and other income...............       87.1         78.0     11.7           171.1        156.4      9.4
Net realized capital gains (losses).        6.2         (1.7)       -             9.2         (4.7)       -
                                      _________    _________                _________    _________
   Total revenue....................      401.0        355.2     12.9           775.9        707.0      9.7

Current and future benefits.........      248.9        227.2      9.6           478.0        446.7      7.0
Operating expenses..................       73.6         59.7     23.3           143.7        119.2     20.6
Amortization of deferred policy
 acquisition costs..................        9.5          6.4     48.4            21.0         20.5      2.4
                                      _________    _________                _________    _________
   Total benefits and expenses......      332.0        293.3     13.2           642.7        586.4      9.6
                                      _________    _________                _________    _________

Income before income taxes..........       69.0         61.9     11.5           133.2        120.6     10.4
Income taxes........................       22.5         20.6      9.2            43.2         39.8      8.5
                                      _________    _________                _________    _________

Net income..........................  $    46.5    $    41.3     12.6       $    90.0    $    80.8     11.4
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
Net realized capital gains (losses),
 net of tax (included above)........  $     4.1    $    (1.0)       -       $     6.0    $    (3.0)       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________

Deposits not included in premiums
 above (1)..........................  $   929.1    $   828.3     12.2       $ 1,850.2    $ 1,670.1     10.8
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________


(1) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.



Aetna Life Insurance & Annuity's net income for the three and six months ended June 30, 1995 increased $5 million and $9 million, respectively, from the same periods a year ago. Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1995 remained level compared with the same periods a year ago.

Second quarter and year-to-date results in 1995 reflected an increase in fees assessed against policyholders and increased net investment income related to the growth in assets under management offset by an increase in operating expenses. The increase in operating expenses primarily reflects continued business growth and costs associated with the implementation of a new contract administration system.

Assets under management were $23.1 billion and $18.8 billion, at June 30, 1995 and 1994, respectively. Included in assets under management are net unrealized capital gains of $570 million and unrealized capital losses of $120 million at June 30, 1995 and 1994, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________



Operating Summary
(Millions)                                Three Months Ended June 30,           Six Months Ended June 30,
                                       ________________________________      ______________________________
                                       1995         1994       % Change      1995       1994       % Change
                                       ____         ____       ________      ____       ____       ________


Premiums...........................    $    58.8    $    43.3   35.8%        $   183.2  $   100.2   82.8%
Net investment income..............        477.3        509.7   (6.4)            945.5    1,014.7   (6.8)
Fees and other income..............         33.0         31.2    5.8              68.1       63.3    7.6
Net realized capital gains (losses)         13.6         (4.5)     -               5.9      (14.0)     -
                                       _________    _________                _________  _________
   Total revenue...................        582.7        579.7     .5           1,202.7    1,164.2    3.3

Current and future benefits........        519.2        543.8   (4.5)          1,100.3    1,098.4     .2
Operating expenses.................         22.5         21.6    4.2              43.1       44.4   (2.9)
                                       _________    _________                _________  _________
   Total benefits and expenses.....        541.7        565.4   (4.2)          1,143.4    1,142.8     .1
                                       _________    _________                _________  _________

Income before income taxes.........         41.0         14.3  186.7              59.3       21.4  177.1
Income taxes.......................         12.3          2.9      -              19.3        3.4      -
                                       _________    _________                _________  _________

Net income.........................    $    28.7    $    11.4  151.8         $    40.0  $    18.0  122.2
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________

Net realized capital gains (losses),
  net of tax (included above)......    $     8.8    $    (2.9)     -         $     3.8  $    (8.9)     -
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________

Deposits not included in premiums
  above (1)........................    $   482.7    $   464.5    3.9         $   909.7  $ 1,117.8  (18.6)
                                       _________    _________                _________  _________
                                       _________    _________                _________  _________


(1) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.



Large Case Pensions' net income for the three and six months ended June 30, 1995 increased by $17 million and $22 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1995 increased $6 million and $9 million, respectively, from the prior year.

Results for the three and six months ended June 30, 1995 primarily reflected an increase in fees and other income and in net interest margins.

The increase in year-to-date 1995 premiums primarily related to additional premiums from existing contractholders and did not have a material effect on results.

Assets under management were $46.9 billion and $48.6 billion, at June 30, 1995 and 1994, respectively. Included in assets under management are net unrealized capital gains of $391 million and net unrealized capital losses of $277 million at June 30, 1995 and 1994, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other company products) (in millions):

                                     Three Months Ended June 30,     Six Months Ended June 30,
                                     ____________________________    __________________________
                                           1995          1994            1995          1994
                                           ____          ____            ____          ____
Scheduled contract maturities
 and benefit payments: (1).........        $  235.7      $  261.6        $  506.0      $  501.9
                                           ________      ________        ________      ________
                                           ________      ________        ________      ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments..............        $   91.0      $  152.3        $  188.6      $  312.0
                                           ________      ________        ________      ________
                                           ________      ________        ________      ________

Participant withdrawals............        $   43.1      $   46.9        $   97.6      $  108.6
                                           ________      ________        ________      ________
                                           ________      ________        ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


The company is exploring sale or other alternatives for certain portions of its large case pension investment management and advisory business conducted through its subsidiary, Aeltus Investment Management, but is no longer considering selling this subsidiary. Such business contributed $4 million and $7 million to Large Case Pensions' net income for the three and six months ended June 30, 1995, respectively, as compared to $3 million and $8 million for the same periods a year ago.

Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three and six months ended June 30, 1995 and 1994 were charged to the reserve for anticipated future losses and did not affect the company's results of operations. Future losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at June 30, 1995 is adequate to provide for future losses associated with these products. To the extent that actual future losses differ from anticipated future losses, the company's results of operations would be affected. (Please refer to the company's 1994 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from continuing products was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables will be funded from invested assets supporting Large Case Pensions and accrue interest at the discount rates used to calculate the loss on discontinuance until the receivable is funded. The offsetting payable established in continuing products will similarly accrue interest, generally offsetting the investment income on the assets available to fund the shortfalls. At June 30, 1995, the receivables from continuing operations were $420 million and $478 million for GICs and SPAs, respectively, and no funding had taken place.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Results of discontinued products were as follows (in millions):

                                        Three Months Ended June 30, 1995      Six Months Ended June 30, 1995
                                        ________________________________      ______________________________
                                        GICs        SPAs        Total         GICs       SPAs       Total
                                        ____        ____        ________      ____       ____       ________
Negative interest margin (1)..........  $   (4.4)   $    (.6)   $   (5.0)     $  (19.3)  $   (3.4)  $  (22.7)
Net realized capital gains (losses)...      (8.2)        9.4         1.2         (20.2)      14.6       (5.6)
Interest earned on receivable from
  continuing operations...............       3.3         4.9         8.2           6.6        9.9       16.5
Other, net............................       (.4)         .1         (.3)           .7        1.7        2.4
                                        ________    ________    ________      ________   ________   ________

Results of discontinued products,
  after-tax...........................  $   (9.7)   $   13.8    $    4.1      $  (32.2)  $   22.8   $   (9.4)
                                        ________    ________    ________      ________   ________   ________
                                        ________    ________    ________      ________   ________   ________

Results of discontinued products,
 pretax...............................  $  (13.8)   $   20.0    $    6.2      $  (47.3)  $   32.8   $  (14.5)
                                        ________    ________    ________      ________   ________   ________
                                        ________    ________    ________      ________   ________   ________

Net realized capital gains (losses)
 from sales of bonds, after-tax,
 included above.......................  $   (3.3)   $   13.7    $   10.4      $   (9.0)  $   23.1   $   14.1
                                        ________    ________    ________      ________   ________   ________
                                        ________    ________    ________      ________   ________   ________



                                        Three Months Ended June 30, 1994      Six Months Ended June 30, 1994
                                        ________________________________      ______________________________
                                        GICs        SPAs        Total         GICs       SPAs       Total
                                        ____        ____        ________      ____       ____       ________
Negative interest margin (1)..........  $  (21.9)   $    (.1)   $  (22.0)     $  (42.4)  $   (2.2)  $  (44.6)
Net realized capital losses...........     (20.5)       (7.1)      (27.6)        (37.1)     (17.2)     (54.3)
Interest earned on receivable from
  continuing operations...............       3.1         4.5         7.6           6.2        9.0       15.2
Other, net............................       2.8         4.0         6.8           3.4        5.1        8.5
                                        ________    ________    ________      ________   ________   ________

Results of discontinued products,
  after-tax...........................  $  (36.5)   $    1.3    $  (35.2)     $  (69.9)  $   (5.3)  $  (75.2)
                                        ________    ________    ________      ________   ________   ________
                                        ________    ________    ________      ________   ________   ________

Results of discontinued products,
  pretax..............................  $  (57.0)   $   (1.3)   $  (58.3)     $ (108.4)  $  (11.5)  $ (119.9)
                                        ________    ________    ________      ________   ________   ________
                                        ________    ________    ________      ________   ________   ________

Net realized capital losses from
 sales of bonds, after-tax,
 included above.......................  $  (18.8)   $   (4.4)   $  (23.2)     $   (8.7)  $   (8.2)  $  (16.9)
                                        ________    ________    ________      ________   ________   ________
                                        ________    ________    ________      ________   ________   ________


(1) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts exceeds interest earned on invested assets supporting such contracts.



The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                     Six Months Ended June 30, 1995
                                    ________________________________
                                    GICs        SPAs        Total
                                    ____        ____        _____
Reserve at December 31, 1994......  $  345.6    $  651.4    $  997.0
Results of discontinued products..     (47.3)       32.8       (14.5)
                                    ________    ________    ________
Reserve at June 30, 1995..........  $  298.3    $  684.2    $  982.5
                                    ________    ________    ________
                                    ________    ________    ________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At June 30, 1995 and December 31, 1994, estimated future after-tax capital losses of $116 million and $127 million ($179 million and $196 million, pretax), respectively, attributable primarily to mortgage loans and real estate supporting GICs, and $39 million and $47 million ($60 million and $73 million, pretax), respectively, attributable primarily to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses.

Distributions on GICs and SPAs were as follows (in millions):


                                     Three Months Ended June 30, 1995      Six Months Ended June 30, 1995
                                     ________________________________      ________________________________
                                     GICs        SPAs        Total         GICs        SPAs        Total
                                     ____        ____        ________      ____        ____        ________
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)......................  $  614.5    $  128.5    $  743.0      $1,259.3    $  262.2    $1,521.5
                                     ________    ________    ________      ________    ________    ________
                                     ________    ________    ________      ________    ________    ________

Participant directed withdrawals...  $   22.2    $      -    $   22.2      $   49.3    $      -    $   49.3
                                     ________    ________    ________      ________    ________    ________
                                     ________    ________    ________      ________    ________    ________



                                     Three Months Ended June 30, 1994      Six Months Ended June 30, 1994
                                     ________________________________      ________________________________
                                     GICs        SPAs        Total         GICs        SPAs        Total
                                     ____        ____        ________      ____        ____        ________
Scheduled contract maturities
 and benefit payments (1)..........  $  520.7    $  132.4    $  653.1      $1,083.7    $  264.0    $1,347.7
                                     ________    ________    ________      ________    ________    ________
                                     ________    ________    ________      ________    ________    ________

Participant directed withdrawals...  $   52.1    $      -    $   52.1      $  126.1    $      -    $  126.1
                                     ________    ________    ________      ________    ________    ________
                                     ________    ________    ________      ________    ________    ________


(1) Includes payments made upon contract maturity, early settlement of GIC liabilities in 1995 and other amounts distributed in accordance with contract schedules.



Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on, invested assets.

(Please see "General Account Investments" on page 39 for a discussion of investments supporting discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty
_________________



Operating Summary
(Millions)                                Three Months Ended June 30,            Six Months Ended June 30,
                                      __________________________________    __________________________________
                                      1995         1994         % Change    1995         1994         % Change
                                      ____         ____         ________    ____         ____         ________

Premiums............................  $ 1,003.2    $ 1,093.5     (8.3)%     $ 2,050.1    $ 2,211.4     (7.3)%
Net investment income...............      221.1        205.3      7.7           437.0        421.9      3.6
Fees and other income...............       20.4         32.7    (37.6)           43.0         62.5    (31.2)
Net realized capital gains (losses).      (41.8)        (7.5)       -           (35.0)        16.2        -
                                      _________    _________                _________    _________
   Total revenue....................    1,202.9      1,324.0     (9.1)        2,495.1      2,712.0     (8.0)

Current and future benefits.........    1,506.8        927.4     62.5         2,348.9      1,966.2     19.5
Operating expenses..................      196.2        221.2    (11.3)          394.7        474.2    (16.8)
Amortization of deferred policy
 acquisition costs..................      160.4        157.0      2.2           315.5        315.9      (.1)
                                      _________    _________                _________    _________
   Total benefits and expenses......    1,863.4      1,305.6     42.7         3,059.1      2,756.3     11.0
                                      _________    _________                _________    _________

Income (loss) before income taxes...     (660.5)        18.4        -          (564.0)       (44.3)       -
Income tax benefits.................     (242.5)        (1.6)       -          (214.4)       (38.1)       -
                                      _________    _________                _________    _________

Net income (loss)...................  $  (418.0)   $    20.0        -       $  (349.6)   $    (6.2)       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
Net realized capital gains (losses),
 net of tax (included above)........  $   (21.9)   $    (7.7)  (184.4)      $   (18.3)   $     8.7        -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________

Statutory combined loss and
 expense ratio......................      184.4%       119.7%       -           147.1%       125.0%       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
Statutory combined loss and
 expense ratio (1)..................      110.0%       108.7%       -           109.3%       118.1%       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
GAAP combined loss and expense
 ratio..............................      182.2%       116.8%       -           146.9%       122.7%       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
GAAP combined loss and expense
 ratio (1)..........................      107.8%       105.8%       -           109.0%       115.8%       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
Catastrophe loss ratio
 (included in combined ratios above)        3.9%         4.2%       -             2.8%        10.2%       -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________


(1) Excludes the effect of additions to environmental-related claims reserves.



Property-Casualty's earnings (after-tax) adjusted for additions to environmental-related claims reserves and net realized capital gains and losses follow (in millions):


                                           Three Months Ended June 30,     Six Months Ended June 30,
                                           ___________________________     _________________________
                                                 1995         1994             1995         1994
                                                 ____         ____             ____         ____
Net income (loss)............................    $(418.0)     $  20.0          $(349.6)     $  (6.2)

Less:
   Additions to environmental-related
     claims reserves.........................     (487.5)       (76.8)          (505.7)       (97.6)
   Net realized capital gains (losses).......      (21.9)        (7.7)           (18.3)         8.7
                                                 _______      _______          _______      _______

Adjusted earnings............................    $  91.4      $ 104.5          $ 174.4      $  82.7
                                                 _______      _______          _______      _______
                                                 _______      _______          _______      _______

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Property-Casualty's adjusted earnings decreased $13 million and increased $92 million for the three and six months ended June 30, 1995, as compared with the same periods in 1994. The following significant factors impact the comparison of adjusted earnings:

Catastrophe losses (after-tax and net of reinsurance) for the three and six months ended June 30, 1995 were $25 million and $38 million ($90 million and $117 million pretax and before reinsurance), respectively, compared with $29 million and $153 million ($85 million and $387 million pretax and before reinsurance), respectively, for the same periods a year ago. Catastrophe losses for the six months ended June 30, 1994 included $149 million ($383 million pretax and before reinsurance) from the Los Angeles earthquake and the severe winter weather.

Reductions of prior year loss reserves in the personal auto business of $54 million and $59 million (after-tax) for the three and six months ended June 30, 1994, respectively.

Results in 1995 also reflected a reduction in operating expenses, primarily due to actions taken by management in prior years to lower costs, a reduction in losses due to the transfer of additional risk through restructured and expanded reinsurance programs (discussed below) and higher net investment income.

Premium revenue for the three and six months ended June 30, 1995 was approximately 8 percent and 7 percent, respectively, lower than in the same periods a year ago, due primarily to the transferring of additional risk through restructured and expanded reinsurance programs, and reductions in residual market business assumed as a result of exiting certain markets.

Net realized capital losses (after-tax) for the three and six months ended June 30, 1995 include $23 million resulting from the write-down to estimated fair market value of the company's investment in a consolidated subsidiary, Aetna Re-Insurance
Company (U.K.) Ltd., which it intends to sell.

Management continues to evaluate personal auto market conditions in each state and maintain or increase the company's presence in those states that offer acceptable returns and reduce its presence in those states where the company is unable to earn acceptable returns.

The company renewed its principal property catastrophe reinsurance program in May 1995. It provides approximately 90% coverage of specified property losses between $150 million and $325 million. (The company's prior property catastrophe reinsurance program provided 90% coverage of property losses between $150 million and $400 million.) Under this program, catastrophe losses outside of the levels specified are retained by the company. The company also has in place for 1995 an aggregate excess of loss arrangement with respect to all of its property-casualty lines for accident year 1995, providing up to approximately $250 million of additional net protection. For a discussion of additional reinsurance arrangements, see "Property-Casualty - Property-Casualty Reserves" on page 33.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Property-Casualty Reserves

Environmental-Related Claims

Reserving for environmental-related claims is subject to significant uncertainties, and liabilities for these types of claims generally cannot be estimated using conventional actuarial reserving techniques. However, in recent years, particularly 1994 and 1995, developments have occurred inside and outside of the company which have enabled the company to continue to better estimate these liabilities. Reserves for environmental liabilities are evaluated by management regularly, and adjustments are made to reserves as developing loss patterns, reserving methodologies and other information appear to warrant. As described below, as a result of further developments, reserves for environmental-related claims were increased significantly in the second quarter of 1995.

Background.
___________
The company has been a major writer of commercial insurance policies which are the types of policies alleged to cover hazardous waste clean-up costs. The company generally disputes that there is insurance coverage for environmental claims, and is vigorously litigating coverage and related issues that will ultimately determine, in many cases, whether and to what extent insurance coverage exists for environmental claims.

Environmental claims, particularly large coverage disputes, are complex and subject to significant uncertainties in addition to the vagaries of and risks inherent in major litigation generally. First, the underlying liabilities of the claimants are difficult to estimate. At any given waste disposal site, the total amount of remediation cost is frequently difficult to estimate and the portion to be allocated to a potentially responsible party ("PRP") depends on a wide variety of factors, including volumetric contribution, relative toxicity, number of years active at the site, extent of impairment to the environment and ability of others to pay. A PRP may have no liability, may share responsibility with others or may bear the cost alone. Second, there are uncertainties relating to whether insurance policies will be found to cover PRP liabilities. For example, courts have reached inconsistent conclusions regarding scope of coverage issues such as: whether insurance coverage exists at all; what policies provide the coverage; whether an insurer has a duty to defend; whether an insured's environmental losses are caused by one or more "occurrences" for purposes of determining applicable policy limits; how pollution exclusions in policies should be applied; and whether cleanup costs are payable as "damages."

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Developments Leading up to the Company's Environmental Study.
_____________________________________________________________
The company has continued to gather and analyze legal and factual information on environmental-related claims, and has continued to reassess its reserving techniques for these claims as developments have occurred over time. During 1994 and 1995, certain of the company's environmental claims in litigation matured and approached the trial stage, and the company obtained information that allowed it to estimate its exposure on certain of the claims involved in the litigation. Also, certain policyholders settled their environmental claims with the company in 1994 and 1995, including, in the first quarter of 1995, a policyholder that had presented the company with a particularly large claim for coverage. The maturing and settling of these claims, coupled with increasing expertise in handling environmental claims, also better enabled the company to understand the profile of its other environmental claims. Additionally, supplemental data bases and alternative methodologies were being developed by outside firms for possible use in estimating environmental liabilities.

The Company's Environmental Study.
__________________________________
The company initiated a comprehensive environmental reserving review in early 1995. The company dedicated substantial resources to this review in an effort to improve the company's ability to estimate its environmental-related liability. The review was concluded at the end of the second quarter of 1995.

As part of its review, the company conducted an extensive search for available information about environmental claims, which included gathering, studying, and testing additional data obtained from various outside sources. Also, as part of this review, the company re-examined a variety of conventional actuarial reserving techniques to determine whether they could be used in estimating environmental liabilities, and it also examined the appropriateness of other developing techniques for possible use in estimating these liabilities. The company concluded that conventional actuarial reserving techniques were generally not useful in estimating environmental liabilities because of the uncertainties involved and the lack of sufficient historically-developed data; however, the company was able to develop a sophisticated methodology which, when used in conjunction with other methods and information available to it, assisted the company in estimating indemnity-related liabilities for all of its known environmental claims.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

This methodology (the "exposure methodology") is a detailed analysis that involves the estimation of indemnity-related liabilities for environmental claims from direct policies on a site-by-site, policyholder-by-policyholder basis, which differs from macro-based analyses which attempt to estimate a company's liability based on market share or other overall measurements.
The exposure methodology depends heavily upon management's subjective judgment, in that it requires management to make numerous assumptions as to, among other things, estimated total clean-up costs for each site, allocation of site clean-up costs to particular policyholders under joint and several liability principles, resolution of unsettled coverage questions, and resolution of unsettled questions involving the allocation of losses to specific insurance policies. As all of the information necessary to estimate liability on a particular site frequently is not available, the exposure methodology also simulates data in such cases from available data. The company engaged an outside actuarial firm to assist it in reviewing the exposure methodology and certain significant assumptions used. The company also engaged an outside law firm to assist it in reviewing the principal legal coverage assumptions. Although the exposure methodology relies heavily upon management judgment and simulated data, the use of simulation models is an appropriate, accepted actuarial practice to estimate liabilities subject to significant uncertainties.

In addition to estimating indemnity-related liabilities on known claims, as part of its reserving review the company also estimated losses for incurred but not reported environmental claims ("IBNR"), unallocated loss adjustment expenses ("ULAE") associated with environmental claims, and additional costs of expected future coverage litigation. The company's estimation of IBNR, ULAE and coverage litigation costs are based on a combination of historical data and various assumptions about the future, including assumptions regarding the number and severity of new environmental claims that will arise, and trends in the volume and cost of future litigation. The company also had the outside actuarial firm assist it in reviewing its methodology for estimating these types of environmental liabilities and certain significant assumptions made in doing so.

Reserving Actions Taken Upon Completion of the Company's
________________________________________________________
Environmental Study.
____________________
Upon completing its reserving review, the company added $750 million (pretax) ($488 million, after-tax) to environmental-related claims reserves in the second quarter of 1995. While the company expects to recover some of its environmental losses from its reinsurers, due to the uncertainty in estimating amounts to be recovered, no reinsurance benefits were recorded in establishing this addition to reserves. This reserve addition reflects approximately $397 million (pretax) ($258 million, after-tax) for indemnity-related liabilities on known claims and approximately $353 million (pretax) ($230 million, after-tax) for IBNR, ULAE and additional coverage litigation costs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Following this reserve addition, the company's total reserve for environmental-related liabilities at June 30, 1995 was $1,187 million, before reduction for reinsurance of $100 million (net of an allowance of $16 million for reinsurance considered to be uncollectible) and net of discount on environmental settlements. This reserve consists of approximately $700 million for indemnity-related environmental liabilities for all of the company's known environmental claims. The remainder of the reserve represents IBNR, estimated coverage litigation costs, and ULAE.

Conclusion.
___________
In the opinion of management, the company's reserves for environmental-related claims at June 30, 1995 represent the company's best estimate of its ultimate environmental-related liability, based on currently known facts, current law (including Superfund), current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgment involved in estimating the company's environmental liability, no assurances can be given that the environmental reserve represents the amount that will ultimately be paid by the company for all environmental-related losses. The amount ultimately paid could differ materially from the company's currently recorded reserve as legal and factual issues are clarified, but any difference cannot be reasonably estimated at this time.

In addition, the company has purchased reinsurance protection which could be available to reduce the statutory surplus effects of additional environmental reserve development. The reinsurance provides aggregate protection of $335 million for adverse loss development beyond reserves held (net of existing reinsurance) at June 30, 1995 for environmental, asbestos, certain general liability and workers' compensation claims, occurring prior to January 1, 1995 ($6.9 billion). Under this arrangement, $165 million of the existing reserves for such losses have been ceded. This is a retroactive contract and the earnings benefits of any future recoveries arising under this arrangement would be accounted for as such under FAS No. 113 (i.e., at a discounted value). Because of the length of time between the recording of any reinsurance recoverable and its ultimate payment, the initial benefit of any recovery could be substantially less than the amount of reserve development.

Please see "Liquidity and Capital Resources" on page 47 for a discussion of the effects of the environmental-related reserve addition on the company's liquidity and capital resources. For a full discussion of property-casualty reserves, including environmental and asbestos-related reserves, please see Note 13 of Condensed Notes to Financial Statements, the company's Annual Report on Form 10-K for the year ended December 31, 1994, and the company's Form 10-Q for the quarter ended March 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________



Operating Summary
(Millions)                                Three Months Ended June 30,            Six Months Ended June 30,
                                      __________________________________    __________________________________
                                      1995         1994         % Change    1995         1994         % Change
                                      ____         ____         ________    ____         ____         ________

Premiums............................  $   252.3    $   233.8      7.9%      $   472.9    $   438.4      7.9%
Net investment income...............       87.1         79.3      9.8           155.4        156.6      (.8)
Fees and other income...............       29.4         23.6     24.6            55.7         45.1     23.5
Net realized capital gains (losses).        2.1          (.8)       -            (1.7)         5.9        -
                                      _________    _________                _________    _________
   Total revenue....................      370.9        335.9     10.4           682.3        646.0      5.6

Current and future benefits.........      219.4        209.2      4.9           416.2        398.6      4.4
Operating expenses..................       97.1         90.1      7.8           180.4        175.8      2.6
Amortization of deferred policy
 acquisition costs..................       20.3         14.5     40.0            34.1         26.1     30.7
                                      _________    _________                _________    _________
   Total benefits and expenses......      336.8        313.8      7.3           630.7        600.5      5.0
                                      _________    _________                _________    _________

Income before income taxes..........       34.1         22.1     54.3            51.6         45.5     13.4
Income taxes........................       10.5          5.4     94.4            13.9         15.2     (8.6)
                                      _________    _________                _________    _________

Net income..........................  $    23.6    $    16.7     41.3       $    37.7    $    30.3     24.4
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________
Net realized capital gains (losses),
 net of tax (included above)........  $      .3    $     (.2)       -       $    (2.5)   $     2.8        -
                                      _________    _________                _________    _________
                                      _________    _________                _________    _________



International's net income for the three and six months ended June 30, 1995 increased $7 million compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1995 increased $6 million and $13 million, respectively, from the same periods a year ago. The improvement in results primarily reflected increased earnings in the Pacific Rim.

During the third quarter of 1994, the company changed its accounting for its Korean affiliate from the consolidated basis of accounting to the equity basis of accounting. During the three and six months ended June 30, 1994, the company recognized revenue of $48 million and $98 million, respectively, and benefits and expenses of $48 million and $98 million, respectively, from the affiliate. During the first quarter of 1995, the company sold its interest in the affiliate at book value.

During the first quarter of 1995, the company increased its ownership in several of its Chilean operating subsidiaries. The effects of this increased ownership are not expected to materially impact the results of the segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________



Operating Summary
(Millions, after-tax)               Three Months Ended June 30,              Six Months Ended June 30,
                                __________________________________      __________________________________
                                1995         1994         % Change      1995         1994         % Change
                                ____         ____         ________      ____         ____         ________


Interest expense.............   $    17.8    $    14.2    25.4%         $    35.9    $    27.6     30.1%
Other expense................        29.4         36.8   (20.1)              61.4         88.6    (30.7)



The increase in interest expense of $4 million and $8 million for the three and six months ended June 30, 1995 compared to the same periods a year ago resulted from the issuance by a subsidiary of $275 million of 9 1/2 % cumulative monthly income preferred securities in November 1994. Other expense for the six months ended June 30, 1995 included after-tax capital losses of $2 million. Net realized capital losses were less than $1 million for the three months ended June 30, 1995. Included in other expenses for the three and six months ended June 30, 1994 were after-tax capital gains of $3 million and after-tax capital losses of $4 million, respectively. Excluding realized capital gains and losses, the decrease in other expenses in 1995 resulted from a reduction of corporate staff area expenses associated with the company's 1994 restructuring.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

The company's invested assets were comprised of the following, net of impairment reserves:


                                                  June 30,      December 31,
(Millions)                                          1995            1994
____________________________________________________________________________


Debt securities:
  Held for investment, at amortized
    cost (fair value $1,823.8 and $1,991.2)       $  1,786.4    $  2,000.8
  Available for sale, at fair value
    (amortized cost $38,438.5 and $36,984.2)        39,583.4      35,110.7
Equity securities, at fair value
    (cost $1,152.8 and $1,326.9)                     1,585.8       1,655.6
Short-term investments                                 520.2         450.4
Mortgage loans                                      10,802.6      11,843.6
Real estate                                          1,618.7       1,545.7
Policy loans                                           571.0         533.8
Other                                                1,215.2       1,152.7
__________________________________________________________________________
    Total invested assets                         $ 57,683.3    $ 54,293.3
                                                  ________________________
                                                  ________________________

Please refer to the company's 1994 Annual Report to Shareholders for a description of the company's investment objectives and policies.

The change in invested assets from December 31, 1994 to June 30, 1995 primarily reflected appreciation of debt securities due to a decrease in interest rates, partially offset by a decrease in mortgage loans. Debt securities included unrealized capital gains of $1.1 billion at June 30, 1995, compared with unrealized capital losses of $1.9 billion at December 31, 1994. Of such net unrealized capital gains at June 30, 1995, gains of $282 million and $541 million related to assets supporting discontinued products and experience rated pension contractholders, respectively. The decrease in mortgage loans principally reflected prepayments, payments at maturity on mortgage loans, foreclosures and the company's adoption of FAS Nos. 114 and 118 on January 1, 1995.

The risks associated with investments supporting experience rated pension and annuity products are assumed by those customers subject to, among other things, certain minimum guarantees. The anticipated future losses associated with investments supporting discontinued products were provided for in the reserve on discontinuance of products.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of June 30, 1995 and December 31, 1994, the company's investments in debt securities represented 72% and 68%, respectively, of total general account invested assets and were as follows:


                                           June 30,           December 31,
(Millions)                                   1995                 1994
__________________________________________________________________________


Supporting discontinued products           $ 6,120.7          $ 6,155.0
Supporting experience rated products        13,382.4           11,770.5
Supporting remaining products               21,866.7           19,186.0
                                           ____________________________
   Total                                   $41,369.8          $37,111.5
                                           ____________________________
                                           ____________________________


Included in the company's total debt security balances were the following categories of debt securities:



(Millions)                                                   June 30, 1995
_______________________________________________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Debt Securities   Securities          Debt Securities
                                       ______________________   ______________      ___________________


Total                                  $1,693.7                 $  120.4            $  119.0
                                       ________                 ________            ________
                                       ________                 ________            ________

Percentage of total:
  Supporting discontinued products         30.4%                    26.1%               45.4%
  Supporting experience rated products     33.2                     19.2                31.8
  Supporting remaining products            36.4                     54.7                22.8
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
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

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities was as follows:

                                         Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                         __________________      __________________
(Millions)                               1995        1994        1995        1994
___________________________________________________________________________________
Allocable to discontinued products       $   .4      $  1.1      $   .8      $  1.9
Allocable to experience rated products       .4          .8          .6         1.3
Allocable to remaining products              .7          .8         1.8         1.7


At June 30, 1995 and December 31, 1994, the carrying value (fair value) of collateralized mortgage obligations ("CMOs") was $3.5 billion and $3.4 billion, respectively. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the value of the CMOs would be subject to variability on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. At June 30, 1995 and December 31, 1994, approximately 74% and 82%, respectively, of the company's CMO holdings consisted of sequential and planned amortization class ("PAC") bonds that are subject to less prepayment and extension risk than other CMO instruments. At June 30, 1995 and December 31, 1994, approximately 70% and 74%, respectively, of the company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., GNMA, FNMA, FHLMC). Z-tranches, which amounted to approximately 13% and 8% of the company's CMO holdings at June 30, 1995 and December 31, 1994, respectively, receive principal payments from the underlying mortgage pool only after all other priority classes have been retired.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Mortgage Loans

During the first six months of 1995, the mortgage loan portfolio was reduced 9% to $10.8 billion, net of impairment reserves. The company's mortgage loan investments, net of impairment reserves, supported the following types of business:

                                       June 30,            December 31,
(Millions)                               1995                  1994
_______________________________________________________________________
Supporting discontinued products       $ 4,025.8           $ 4,294.9
Supporting experience rated products     3,099.3             3,652.1
Supporting remaining products            3,677.5             3,896.6
                                       _____________________________
   Total                               $10,802.6           $11,843.6
                                       _____________________________
                                       _____________________________


During the first six months of 1995, the company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. Mortgage loans, net of impairment reserves, now represent 19% of total general account invested assets, down from 38% in 1990. During this period, the principal balance of the mortgage portfolio was reduced by 50%. The principal balance of mortgage loans decreased $1 billion since December 31, 1994 primarily reflecting the effect of repayments of maturing loans and loan prepayments and foreclosures.

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

In those situations where the property fundamentals do not support a restructuring of the loan, the company generally acquires the collateral through foreclosure. Loans with a principal balance of $146 million and collateral with a fair market value of $119 million were foreclosed upon in the first six months of 1995. In certain cases, the company has taken substantive possession of the property supporting its loan, coupled with the borrower surrendering its interest in the future economic benefits in the property. Where this has occurred, the loans are considered in-substance foreclosures, written down to their fair market value less selling costs and classified as real estate held for sale.
At June 30, 1995 and December 31, 1994, there were $177 million and $193 million, respectively, of in-substance foreclosures (net of write-offs of $138 million and $136 million, respectively).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Included in the company's total mortgage loan balances were the following categories of mortgage loans:



(Millions)                                                        June 30, 1995
__________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans*     Total
                                       _____________       ____________      ______________     _____


Total                                  $  528.4            $  655.3          $1,199.1           $2,382.8
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         20.8%               47.0%             46.9%
  Supporting experience rated products     35.0                26.2              28.1
  Supporting remaining products            44.2                26.8              25.0
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves (1)                                                                         $  902.6**
                                                                                                __________
                                                                                                __________
Impairment reserves as
 a percentage of total                                                                              37.9%
                                                                                                _________
                                                                                                _________



                                                               December 31, 1994
                                       ___________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans*     Total
                                       _____________       ____________      ______________     _____


Total                                  $  673.1            $  706.1          $  918.7           $2,297.9
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         36.9%               39.1%             48.8%
  Supporting experience rated products     30.8                31.1              25.5
  Supporting remaining products            32.3                29.8              25.7
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves (1)                                                                         $  784.1**
                                                                                                __________
                                                                                                __________
Impairment reserves as
 a percentage of total                                                                              34.1%
                                                                                                _________
                                                                                                _________


(1) Please see Note 6 of Condensed Notes to Financial Statements for composition of impairment reserves between specific and general impairment reserves.

*   In connection with the company's adoption of FAS Nos. 114 and 118 on January 1, 1995
    (Please see Note 6 of Condensed Notes to Financial Statements), management has revised the definition of "potential problem loans".  (Please see "potential problem loans"
    on page 44.)

**  The general reserve at December 31, 1994 excluded reserves of approximately $208.5 million related to experience rated products.  Had such reserves been included, total reserves would have been $992.6 million.  In connection with the company's adoption of FAS Nos. 114 and 118, the general reserve at June 30, 1995 included such reserves, related to experience rated products.  The inclusion of these reserves did not impact earnings or shareholders' equity.



"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure decreased to $309 million at June 30, 1995 from $422 million at December 31, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.
Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status. (Please see the company's 1994 Annual Report to Shareholders for a complete description of the company's restructuring program.) No such restructures and transfers to performing status occurred during the six months ended June 30, 1995.

In connection with the company's adoption of FAS Nos. 114 and 118 on January 1, 1995 (please see Note 6 of Condensed Notes to Financial Statements), management has revised the definition of "potential problem loans" to include all loans which are performing pursuant to existing terms and are considered likely to become classified as problem or restructured loans. Prior to January 1, 1995, "potential problem loans" were performing loans which management believed were likely to become classified as problem or restructured loans in the next 12 months or so. As a result of the revised definition, "potential problem loans" at June 30, 1995 are approximately $307 million higher than they would have been had the definition not been changed. "Potential problem loans" are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan terms. Identifying such potential problem loans requires significant judgment as to likely future market conditions and developments specific to individual properties and borrowers. Provision for losses that management believes are likely to arise from such potential problem loans is included in the specific impairment reserves. (Please see Note 6 of Condensed Notes to Financial Statements for a discussion of mortgage loan impairment reserves.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such problem and restructured loans outstanding at June 30 and the portion thereof actually recorded as income were as follows:


                                       Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                       __________________      __________________
(Millions)                             1995       1994         1995       1994
_________________________________________________________________________________


Income which would have been
 recorded under original terms
 of loans                              $  30.0    $  65.7      $  57.4    $ 139.6

Income recorded                           16.9       28.0         28.6       62.1
                                       _______    _______      _______    _______

Lost investment income                 $  13.1    $  37.7      $  28.8    $  77.5
                                       _______    _______      _______    _______
                                       _______    _______      _______    _______

Lost investment income allocated to
 investments supporting discontinued
 products (included above)             $   2.6    $  20.7      $   8.7    $  37.4
                                       _______    _______      _______    _______
                                       _______    _______      _______    _______

Lost investment income allocated to
 investments supporting experience
 rated pension products
 (included above)                      $   5.3    $   6.6      $   8.5    $  19.4
                                       _______    _______      _______    _______
                                       _______    _______      _______    _______

Lost investment income allocated to
 investments supporting remaining
 products (included above)             $   5.2    $  10.4      $  11.6    $  20.7
                                       _______    _______      _______    _______
                                       _______    _______      _______    _______


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate

The company's equity real estate balances, net of write-downs and reserves, were as follows:



(Millions)                                                   June 30, 1995
________________________________________________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________


Total                                  $  398.2                 $1,220.5 (1)        $1,618.7
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         22.0%                    50.3%
  Supporting experience rated products      6.9                     21.5
  Supporting remaining products            71.1                     28.2
                                       ________                 ________
                                          100.0%                   100.0%
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
                                       ________                 ________
                                       ________                 ________

(1) Includes $176.9 million and $193.4 million of in-substance foreclosures at
    June 30, 1995 and December 31, 1994, respectively.  (Please see "Mortgage Loans"
    on page 42 for discussion of in-substance foreclosures.)



All real estate acquired through foreclosure, including in-substance foreclosures, is classified as properties held for sale. These properties were carried at 62% and 60% of the company's cash investment (unpaid mortgage balance plus capital additions) at June 30, 1995 and December 31, 1994, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows:

                                            June 30,      December 31,
(Millions)                                    1995           1994
______________________________________________________________________
Allocable to discontinued products          $  351.0      $  376.0
Allocable to experience rated products         189.5         179.6
Allocable to remaining products                178.9         206.6
                                            ________      ________
   Total                                    $  719.4      $  762.2
                                            ________      ________
                                            ________      ________


For the periods shown below, total after-tax net realized capital
(gains) losses from real estate write-downs and changes in the valuation reserves were as follows:

                                          Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                          ___________________     __________________
(Millions)                                1995        1994        1995        1994
____________________________________________________________________________________
Allocable to discontinued products (1)    $    -      $  1.2      $    -      $ 13.8
Allocable to experience
 rated products (2)                            -         4.5           -         4.6
Allocable to remaining products            (10.8) (*)    1.2       (10.8) (*)    (.4)

(1) Write-downs and impairment expense allocable to discontinued products are charged against the reserve for future losses and do not affect the company's results of operations.

(2) Write-downs and impairment expense allocable to experience rated products do not affect the company's results of operations.

(*) Includes a $12.8 million realized capital gain related to the reversal of valuation reserves on a foreclosed property which appreciated in value.


Use of Derivatives and Other Investments

The company's hedging activity has been limited and has principally consisted of using futures, forward contracts and interest rate swaps to hedge interest rate risk and currency risk. These instruments, viewed separately, subject the company to varying degrees of market and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall market risk. Market risk is the possibility that future changes in market prices may decrease the market value of one or all of these financial instruments. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that the current level of hedging activity will have a material effect on the company's liquidity or results of operations. (Please see Note 10 of Condensed Notes to Financial Statements for a discussion of the company's hedging activities.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company also had investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the $41.4 billion debt securities portfolio, as of June 30, 1995 was as follows:


                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________


Collateralized mortgage obligations:............     $ 3,380.4      $ 3,507.0
  Interest-only strips (included above).........          17.3           33.9
  Principal-only strips (included above)........          53.1           66.6
Treasury and agency strips:
  Principal.....................................       1,037.0        1,049.8
  Interest......................................         102.0           98.0
Structured notes (1)............................          95.0          100.5
Warrants to purchase debt securities (2)........           2.8            3.1
Mandatorily convertible preferred stock.........           7.3            7.4


(1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.

(2) Represents the right to purchase specific debt securities and is accounted for as a hedge. Upon exercise, the cost of the warrants will be added to the basis of the debt securities purchased and amortized over their lives.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

As a result of the addition by the company of $750 million (pretax) ($488 million, after-tax) to the environmental-related claims reserves in the second quarter of 1995, the company intends to contribute additional capital to the company's property-casualty subsidiaries in order to restore capital levels (including risk-based capital), to appropriate levels for regulatory and other purposes, consistent with year-end 1994.
Such infusion of capital is expected to be approximately $450 million and will be made by year-end 1995. The company currently expects to generate the funding for such capital contributions through parent company financing.

Cash and cash equivalents at June 30, 1995 and December 31, 1994 were $2.2 billion and $3.0 billion, respectively. For the six months ended June 30, 1995, net cash provided by operating activities was $259 million. Net cash used for operating activities was $170 million during the first six months of 1994.

For the first six months of 1995, net cash used for investing activities was $18 million and included a net increase in debt securities of $1.1 billion, offset by $937 million from maturities and repayments of mortgage loans. Net cash provided by investing activities of $1.0 billion for the six months ended June 30, 1994 included a net increase of $122 million in short-term investments.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first six months of 1995 was $185 million.

The company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere due to tight lending practices by banks and other financial institutions over the past several years. Of the $623 million of mortgage loans scheduled to mature during the first six months of 1995, $385 million were not paid as scheduled, a substantial portion of which supported large case pension liabilities. Of the loans not paid as scheduled, $104 million were extended at interest rates at least equal to current market (average rate of 9% over an average extension period of 5 years), $271 million were under forbearance (continuing to make payments under original loan terms) or under discussion with borrowers at June 30, 1995 and $10 million were foreclosed upon. Of the $271 million of loans under forbearance or under discussion with borrowers, $20 million were classified as problem or restructured loans at June 30, 1995. Despite various indications that liquidity is returning to certain real estate markets, the company expects it will continue to extend or refinance maturing loans in the portfolio.

In July 1995, the company extended the maturity of its $500 million revolving credit facility which was scheduled to expire in July 1995. The extended maturity date of the facility is July
1996.  (Please see Note 9 of Condensed Notes to Financial
Statements.) In addition, the company has a $500 million credit facility which terminates in July 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission, the company may offer and sell up to $550 million of various types of securities, and Aetna Capital L.L.C., a subsidiary of the company, may offer and sell up to an additional $225 million of preferred securities.

Rating Agencies

During 1995, ratings of Aetna Life and Casualty Company and certain of its subsidiaries were lowered by certain of the rating agencies. Aetna's ratings at February 7, 1995, as detailed in the 1994 Form 10-K, and at July 28, 1995 follow:


                                                    Rating Agencies
                             ____________________________________________________________________
                                                             Moody's Investors   Standard
                             A.M. Best      Duff & Phelps        Service         & Poor's
                             ____________________________________________________________________


Aetna Life and Casualty Company
  (senior debt)
    February 7, 1995               *        A+                   A2              A+
    July 28, 1995                  *        A                    A2              A-

Aetna Life and Casualty Company
  (commercial paper)
    February 7, 1995               *        Duff 1               P-1             A-1
    July 28, 1995                  *        Duff 1               P-1             A-2

Aetna Life Insurance Company
  (claims paying)
    February 7, 1995               A        AA  (1)              Aa3             A+
    July 28, 1995                  A        AA-                  Aa3             A+

The Aetna Casualty and Surety Company
  (claims paying)
    February 7, 1995               A-       AA-                  A1              A+
    July 28, 1995                  A-       A+                   A1              A

Aetna Casualty and Surety Company of America
  (claims paying)
    February 7, 1995               A        **                   **              **
    July 28, 1995                  A        **                   **              **

Aetna Life Insurance and Annuity Company
  (claims paying)
    February 7, 1995               A++      AA+                  Aa2             AA
    July 28, 1995                  A+       AA+                  Aa2             AA


(1)  On rating watch-down.
 *   Not rated by the agency.
 **  Not rated on a separate company basis.



Dividends Declared

On June 30, 1995, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on July 28, 1995, payable August 15, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Other Matters
_____________

Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. During the six months ended June 30, 1995, the company moved from a net unrealized capital loss position of $1,072 million at December 31, 1994 to a net unrealized capital gain position of $345 million at June 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and six months ended June 30, 1995.

Severance and Facilities Charges

During the three and six months ended June 30, 1995, the company charged costs of $18 million and $57 million, respectively, to the severance and facilities reserve established in 1993 related to cost reduction actions. Substantially all of the approximately 4,000 positions expected to be eliminated had been completed by June 30, 1995 and the related severance benefits charged against the reserve. In addition, substantially all of the annualized after-tax savings of approximately $200 million related to these and other cost reduction actions have been realized as of June 30, 1995. The remaining cost reduction actions and related savings are expected in the second half of 1995.


New Accounting Pronouncements
_____________________________

Please see Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation. One such area of coverage litigation involves legal liability for environmental and asbestos-related claims. These lawsuits and other factors make reserving for these claims subject to significant uncertainties.

While the ultimate outcome of such litigation cannot be determined at this time, such litigation net of reserves established therefore and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of Aetna Life and Casualty Company was held on Friday, April 28, 1995.

(b)  Directors elected at the Meeting:

                                  Votes               Votes                    Broker
                                  For                 Withheld                 Non-Votes
                                  _____               ________                 _________
Wallace Barnes                    101,622,820         1,223,536                0
Ronald E. Compton                 101,266,603         1,579,753                0
William H. Donaldson              101,849,827           996,529                0
Barbara H. Franklin               101,671,355         1,175,001                0
Earl G. Graves                    101,820,418         1,025,938                0
Gerald Greenwald                   97,329,053         5,517,303                0
Ellen M. Hancock                  101,809,397         1,036,959                0
Michael H. Jordan                 101,677,732         1,168,624                0
Jack D. Kuehler                   101,844,737         1,001,619                0
Frank R. O'Keefe, Jr.             101,868,149           978,207                0



(c)  Other matters voted upon:

                                  Votes               Votes                                   Broker
                                  For                 Against             Abstain             Non-Votes
                                  _____               _______             _______             _________
(1) Appointment of
    Independent Auditors          101,839,916         672,598             333,842             0


Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                           Six Months Ended            Years ended December 31
                                                                _____________________________________
                                            June 30, 1995       1994    1993    1992    1991    1990
                                          _________________     ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges....    (a)                    4.60    (b)      .42(c) 2.13    3.03
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    (a)                    4.60    (b)      .42(c) 2.13    3.03


(a) The company reported a pretax loss from continuing operations for the six months ended
    June 30, 1995 which was inadequate to cover fixed charges by $229.3 million.

(b) The company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.

(c) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.



For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the company's 1994 Annual Report to Shareholders.) For the six months ended June 30, 1995 and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (10) Material Contracts.

      (10.1) Extension Notice, dated July 17, 1995, of
             $500,000,000 Short-Term Credit Agreement dated
             July 27, 1994 among Aetna Life and Casualty Company, the banks listed therein, certain Co-Agents named therein, Deutsche Bank AG, as Co-Arranger, and Morgan Guaranty Trust Company of New York, as Managing Agent.

      (12) Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1995 and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.

      (15) Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
             July 28, 1995.

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






                             Aetna Life and Casualty Company
                             _______________________________
                                       (Registrant)


Date  July 28, 1995          By   /s/ ROBERT J. PRICE
                                 _____________________________________
                                              (Signature)

                                       Robert J. Price
                                       Vice President and
                                       Corporate Controller
                                       (Chief Accounting Officer)