Form 10-Q
period 1995-09-30
AETNA LIFE & CASUALTY CO
filed 1995-10-27
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  September 30, 1995
                               ____________________

Commission file number  1-5704
                       ________

                    Aetna Life and Casualty Company
___________________________________________________________________________

(Exact name of registrant as specified in its charter)


          Connecticut                             06-0843808
___________________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


151 Farmington Avenue, Hartford, Connecticut           06156
___________________________________________________________________________
(Address of principal executive offices)             (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
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


                                               Shares Outstanding
   Title of Class                            at September 30, 1995
  ________________                          _______________________


Common Capital Stock                              114,314,806
 without par value

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                20

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 47

Item 5.  Other Information.                                 47

Item 6.  Exhibits and Reports on Form 8-K.                  48


Signatures                                                  49

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                              __________________________  _________________________
(Millions, except share and per share data)   1995         1994           1995          1994
                                              ____         ____           ____          ____


Revenue:
  Premiums..................................  $   2,856.0  $   2,858.7    $    8,610.7  $   8,440.0
  Net investment income.....................      1,118.4      1,111.2         3,344.9      3,358.7
  Fees and other income.....................        495.3        454.7         1,478.0      1,381.1
  Net realized capital losses...............          (.5)       (31.7)          (32.8)       (51.0)
                                              ___________  ___________    ____________   __________
      Total revenue.........................      4,469.2      4,392.9        13,400.8     13,128.8
                                              ___________  ___________    ____________   __________

Benefits and expenses:
  Current and future benefits...............      2,991.4      3,136.9         9,881.2      9,369.0
  Operating expenses........................        969.8        863.3         2,866.8      2,745.3
  Amortization of deferred policy
    acquisition costs.......................        191.6        214.8           575.4        592.0
                                              ___________  ___________    ____________  ___________
      Total benefits and expenses...........      4,152.8      4,215.0        13,323.4     12,706.3
                                              ___________  ___________    ____________  ___________

Income before income taxes..................        316.4        177.9            77.4        422.5
Federal and foreign income taxes (benefits):
  Current...................................        106.7        (27.6)           80.3        (53.2)
  Deferred..................................         (2.4)        76.1           (78.9)       168.2
                                              ___________  ___________    ____________  ___________
      Total federal and foreign income taxes
        (benefits)..........................        104.3         48.5             1.4        115.0
                                              ___________  ___________    ____________  ___________

      Net income............................  $     212.1  $     129.4    $       76.0  $     307.5
                                              ___________  ___________    ____________  ___________
                                              ___________  ___________    ____________  ___________

Results per common share:
   Net income..............................   $      1.86  $      1.15    $        .67  $      2.73
                                              ___________  ___________    ____________  ___________
                                              ___________  ___________    ____________  ___________
   Dividends declared......................   $       .69  $       .69    $       2.07  $      2.07
                                              ___________  ___________    ____________  ___________
                                              ___________  ___________    ____________  ___________

   Weighted average common shares
     outstanding............................. 114,370,702  112,854,480     113,522,029  112,899,393
                                              ___________  ___________     ___________  ___________
                                              ___________  ___________     ___________  ___________


See Condensed Notes to Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                            September 30,     December 31,
(Millions)                                      1995              1994
                                            _____________     ____________


Assets:
Investments:
  Debt securities:
    Held for investment, at amortized
     cost (fair value $1,916.1 and
      $1,991.2).......................      $   1,888.1       $  2,000.8
    Available for sale, at fair value
     (amortized cost $38,104.8 and
      $36,984.2)......................         39,210.7         35,110.7
  Equity securities, at fair value
   (cost $1,181.9 and $1,326.9).......          1,652.1          1,655.6
  Short-term investments..............            866.7            450.4
  Mortgage loans......................         10,446.1         11,843.6
  Real estate.........................          1,654.5          1,545.7
  Policy loans........................            593.7            533.8
  Other...............................          1,026.6          1,152.7
                                            ___________       __________
      Total investments...............         57,338.5         54,293.3
Cash and cash equivalents.............          2,580.6          2,953.6
Reinsurance recoverables and
 receivables..........................          5,226.3          5,011.0
Accrued investment income.............            775.9            777.2
Premiums due and other receivables....          1,797.6          1,722.9
Federal and foreign income taxes:
  Current.............................             45.1             18.3
  Deferred............................          1,097.4          1,266.7
Deferred policy acquisition costs.....          2,175.1          2,014.7
Other assets..........................          2,046.9          1,992.2
Separate Accounts assets..............         28,569.6         24,122.6
                                            ___________       __________
      Total assets....................      $ 101,653.0       $ 94,172.5
                                            ___________       __________
                                            ___________       __________


See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                                       September 30,     December 31,
(Millions, except share and per share data)                1995              1994
                                                       _____________     ____________


Liabilities:
  Future policy benefits........................       $  17,958.0       $ 17,979.2
  Unpaid claims and claim expenses..............          18,062.1         17,478.3
  Unearned premiums.............................           1,642.3          1,604.9
  Policyholders' funds left with the company....          23,623.7         23,223.1
                                                       ___________       __________
      Total insurance reserve liabilities.......          61,286.1         60,285.5
  Dividends payable to shareholders.............              78.9             77.7
  Short-term debt...............................              69.5             23.9
  Long-term debt................................           1,121.1          1,114.7
  Other liabilities.............................           3,219.5          2,718.6
  Participating policyholders' interests........             192.4            170.5
  Separate Accounts liabilities.................          28,509.5         24,003.6
                                                       ___________       __________
      Total liabilities.........................          94,477.0         88,394.5
                                                       ___________       __________

Minority interest in preferred securities
 of subsidiary..................................             275.0            275.0
                                                       ___________       __________

Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).............                 -                -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                 -                -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                 -                -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   114,939,275 issued; and 114,314,806
   and 112,657,758 outstanding).................           1,425.6          1,419.2
  Net unrealized capital gains (losses).........             401.4         (1,071.5)
  Retained earnings.............................           5,099.4          5,259.6
  Treasury stock, at cost (624,469 and
   2,281,517 shares)............................             (25.4)          (104.3)
                                                       ___________       __________

      Total shareholders' equity................           6,901.0          5,503.0
                                                       ___________       __________

      Total liabilities, minority interest
       and shareholders' equity.................       $ 101,653.0       $ 94,172.5
                                                       ___________       __________
                                                       ___________       __________

  Shareholders' equity per common share.........       $     60.37       $    48.85
                                                       ___________       __________
                                                       ___________       __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Nine Months Ended September 30, 1995    Total         Stock        Gains (Losses)    Earnings     Stock
__________________________________________________________________________________________________________


Balances at December 31, 1994           $ 5,503.0     $ 1,419.2    $(1,071.5)        $ 5,259.6    $ (104.3)
__________________________________________________________________________________________________________

Net Income............................       76.0                                         76.0
Net change in unrealized capital gains
  and losses..........................    1,472.9                    1,472.9
Common stock issued for benefit plans
(1,657,048 shares)....................       78.9                                                     78.9
Gain on issuance of treasury stock....        6.4           6.4
Common stock dividends declared.......     (236.2)                                      (236.2)
                                      ____________________________________________________________________


Balances at September 30, 1995          $ 6,901.0     $ 1,425.6    $   401.4       $   5,099.4    $  (25.4)
__________________________________________________________________________________________________________
                                      ____________________________________________________________________


Nine Months Ended September 30, 1994
__________________________________________________________________________________________________________


Balances at December 31, 1993           $ 7,043.1     $ 1,422.0    $   648.2         $ 5,103.3    $ (130.4)
__________________________________________________________________________________________________________

Net income............................      307.5                                        307.5
Net change in unrealized capital gains
  and losses..........................   (1,280.3)                  (1,280.3)
Common stock issued for benefit plans
(441,338 shares)......................       25.2                                                     25.2
Loss on issuance of treasury stock....       (4.5)         (4.5)
Common stock dividends declared.......     (233.3)                                      (233.3)
                                      ____________________________________________________________________


Balances at September 30, 1994          $ 5,857.7     $ 1,417.5    $  (632.1)        $ 5,177.5    $ (105.2)
__________________________________________________________________________________________________________
                                      ____________________________________________________________________


See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended
                                                                             September 30,
                                                                       _________________________
(Millions)                                                             1995            1994
                                                                       ____            ____


Cash Flows from Operating Activities:
   Net income........................................................  $    76.0       $   307.5
   Adjustments to reconcile net income to net cash provided by
    (used for) operating activities:
      Decrease in accrued investment income..........................        2.9            42.4
      Increase in premiums due and other receivables.................      (32.3)         (190.4)
      Increase in reinsurance recoverables and receivables...........     (210.1)          (94.4)
      Increase in deferred policy acquisition costs..................     (147.4)         (132.9)
      Depreciation and amortization..................................      140.9           142.9
      (Decrease) Increase in federal and foreign income taxes........      127.9            (7.2)
      Net decrease in other assets and other liabilities.............     (103.4)         (558.5)
      Increase in insurance reserve liabilities......................      323.1           465.9
      Net sales of debt trading securities...........................          -            52.3
      Decrease (Increase) in minority interest.......................       10.2           (18.6)
      Net realized capital losses....................................       32.8            51.0
      Amortization of net investment discount........................      (77.6)          (66.3)
      Other, net.....................................................      (29.8)           (1.3)
                                                                       _________       _________
        Net cash provided by (used for) operating activities.........      113.2            (7.6)
                                                                       _________       _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................   12,617.2        16,659.5
      Debt securities held for investment............................          -             5.6
      Equity securities..............................................    1,083.9           496.7
      Mortgage loans.................................................      113.6           123.2
      Real estate....................................................      208.7           449.7
      Short-term investments.........................................   42,029.7        45,409.7
   Investment repayments of:
      Debt securities available for sale.............................    2,358.3         2,804.6
      Debt securities held for investment............................      277.6           498.2
      Mortgage loans.................................................    1,038.5         1,662.6
   Cost of investments in:
      Debt securities available for sale.............................  (15,935.3)      (19,657.4)
      Debt securities held for investment............................     (144.8)           (5.3)
      Equity securities..............................................     (674.0)         (595.4)
      Mortgage loans.................................................     (148.2)         (211.9)
      Real estate....................................................     (124.1)          (31.4)
      Short-term investments.........................................  (42,463.1)      (45,386.9)
   Increase in property, plant & equipment...........................     (118.9)          (97.2)
   Net decrease in Separate Accounts.................................       58.7             3.7
   Other, net........................................................      (93.8)         (189.1)
                                                                       _________       _________
     Net cash provided by investing activities.......................       84.0         1,938.9
                                                                       _________       _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........    2,357.8         2,526.3
   Withdrawals of investment contracts...............................   (2,829.9)       (3,220.9)
   Issuance of long-term debt........................................        6.8            66.5
   Stock issued under benefit plans..................................       85.3            20.7
   Repayment of long-term debt.......................................       (1.9)          (91.9)
   Net increase in short-term debt...................................       45.6           110.4
   Dividends paid to shareholders....................................     (236.2)         (233.3)
                                                                       _________       _________
     Net cash used for financing activities..........................     (572.5)         (822.2)
                                                                       _________       _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................        2.3            (2.0)
                                                                       _________       _________
Net (decrease) increase in cash and cash equivalents.................     (373.0)        1,107.1
Cash and cash equivalents, beginning of period.......................    2,953.6         1,557.8
                                                                       _________       _________
Cash and cash equivalents, end of period.............................  $ 2,580.6       $ 2,664.9
                                                                       _________       _________
                                                                       _________       _________

Supplemental Cash Flow Information:
   Interest paid.....................................................  $   101.7       $    81.4
                                                                       _________       _________
                                                                       _________       _________
   Income taxes paid.................................................  $    84.1       $   117.4
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

(2)  Future Application of Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less estimated selling costs and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The company has not yet determined the timing of adoption of this statement, however, the impact on earnings is not expected to be material.

In October 1995, the Financial Accounting Standards Board issued FAS No. 123, Accounting for Stock-Based Compensation. This statement addresses the accounting for the cost of stock-based compensation, such as stock options. FAS No. 123 permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost would be measured at the grant date based upon estimated fair values, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an enterprise elects to expense the cost of stock-based compensation. The company is currently evaluating the disclosure and expense recognition alternatives as permitted by this statement.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(3)  Insurance Liabilities

Workers' compensation life table indemnity reserves are discounted at 5% for voluntary business and 3.5% for involuntary business, with mortality assumptions that reflect current company and industry experience. Workers' compensation life table indemnity reserves totaled $713 million at September 30, 1995, which was 21% of the total workers' compensation reserves for unpaid claims and claim adjustment expenses. Certain other property-casualty reserves with fixed and determinable payment patterns over periods of up to 7 years, including reserves related to a small number of environmental and asbestos-related claim settlements with such payment patterns, have also been discounted. The risk free rates used in discounting such reserves range from 4% to 7%, and the amount of such discounted reserves was approximately $187 million at September 30, 1995.

(4)  Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three and nine months ended
September 30, 1995 and 1994 were charged to the reserve for anticipated future losses and did not affect the company's results of operations.

Future losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at September 30, 1995 is adequate to provide for future losses associated with these products. To the extent that actual future losses differ from anticipated future losses, the company's results of operations would be affected. (Please refer to the company's 1994 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)


(4)  Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                                                 Charged to
                                                                                 (Added to)
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended September 30, 1995   Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Net investment income                   $  121.2      $ 111.6      $  232.8      $     -      $ 232.8
Net realized capital gains (losses)        (12.4)        16.2           3.8         (3.8)           -
Interest earned on receivable
  from continuing business                   5.0          7.7          12.7            -         12.7
Other income                                 2.1          3.0           5.1            -          5.1
                                        _____________________________________________________________
     Total revenue                         115.9        138.5         254.4         (3.8)       250.6
                                        _____________________________________________________________

Current and future benefits                138.1        108.9         247.0          1.7        248.7
Operating expenses                           (.4)         2.3           1.9            -          1.9
                                        _____________________________________________________________
     Total benefits and expenses           137.7        111.2         248.9          1.7        250.6
                                        _____________________________________________________________

Results of discontinued products        $  (21.8)   $    27.3      $    5.5      $  (5.5)    $      -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

                                                                                 Charged to
                                                                                 (Added to)
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended September 30, 1994   Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Premiums                                $      -      $   2.5      $    2.5      $     -      $   2.5
Net investment income                      155.9        107.7         263.6            -        263.6
Net realized capital losses                (73.7)       (19.5)        (93.2)        93.2            -
Interest earned on receivable
  from continuing business                   4.8          7.1          11.9            -         11.9
Other income                                 2.8          6.0           8.8            -          8.8
                                        _____________________________________________________________
     Total revenue                          89.8        103.8         193.6         93.2        286.8
                                        _____________________________________________________________

Current and future benefits                190.0        110.3         300.3        (17.2)       283.1
Operating expenses                           2.9           .8           3.7            -          3.7
                                        _____________________________________________________________
     Total benefits and expenses           192.9        111.1         304.0        (17.2)       286.8
                                        _____________________________________________________________

Results of discontinued products        $ (103.1)     $  (7.3)     $ (110.4)     $ 110.4      $     -
_____________________________________________________________________________________________________
                                       ______________________________________________________________

* Amounts are reflected in the 1995 and 1994 Consolidated Statements of Income, except for interest of $12.7 million and $11.9 million for the three months ended September 30, 1995 and 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.


     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)


                                                                                 Charged to
                                                                                 (Added to)
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Nine months ended September 30, 1995    Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Net investment income                   $  391.8      $ 333.9      $  725.7      $     -      $ 725.7
Net realized capital gains (losses)        (43.5)        38.6          (4.9)         4.9            -
Interest earned on receivable
  from continuing business                  15.2         22.9          38.1            -         38.1
Other income                                 7.0          9.0          16.0            -         16.0
                                        _____________________________________________________________
     Total revenue                         370.5        404.4         774.9          4.9        779.8
                                        _____________________________________________________________

Current and future benefits                438.4        336.5         774.9         (4.1)       770.8
Operating expenses                           1.2          7.8           9.0            -          9.0
                                        _____________________________________________________________

     Total benefits and expenses           439.6        344.3         783.9         (4.1)       779.8
                                        _____________________________________________________________

Results of discontinued products        $  (69.1)    $   60.1      $   (9.0)     $   9.0      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________



                                                                                 Charged to
                                                                                 (Added to)
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Nine months ended September 30, 1994    Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________


Premiums                                $      -      $  47.2      $   47.2      $     -      $  47.2
Net investment income                      483.4        323.5         806.9            -        806.9
Net realized capital losses               (130.8)       (45.9)       (176.7)       176.7            -
Interest earned on receivable
  from continuing business                  14.4         20.9          35.3            -         35.3
Other income                                 9.3         12.4          21.7            -         21.7
                                        _____________________________________________________________
     Total revenue                         376.3        358.1         734.4        176.7        911.1
                                        _____________________________________________________________

Current and future benefits                582.7        374.2         956.9        (53.6)       903.3
Operating expenses                           5.1          2.7           7.8            -          7.8
                                        _____________________________________________________________
     Total benefits and expenses           587.8        376.9         964.7        (53.6)       911.1
                                        _____________________________________________________________

Results of discontinued products        $ (211.5)     $ (18.8)     $ (230.3)     $ 230.3      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________


* Amounts are reflected in the 1995 and 1994 Consolidated Statements of Income, except for interest of $38.1 million and $35.3 million for the nine months ended September 30, 1995 and 1994, respectively, earned on the receivable from continuing business which is eliminated in consolidation.



Deposits of $7.7 million and $30.9 million for the three months ended September 30, 1995 and 1994, respectively, and $24.5 million and $199.4 million for the nine months ended September 30, 1995 and 1994, respectively, were received under pre-existing GIC contracts. In accordance with FAS No. 97, such deposits are not included in premiums or revenue.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows
(in millions):


                                              September 30, 1995
                                       _______________________________________
                                       Guaranteed      Single-
                                       Investment      Premium
                                       Contracts       Annuities     Total
                                       _______________________________________


Debt securities available for sale     $  2,472.5      $ 3,287.8     $ 5,760.3
Mortgage loans                            2,433.5        1,497.5       3,931.0
Real estate                                 501.9          177.8         679.7
Short-term and other investments            259.2          350.5         609.7
                                       _______________________________________
   Total investments                      5,667.1        5,313.6      10,980.7
Current and deferred income taxes           210.1          124.7         334.8
Receivable from continuing
  business                                  424.7          485.9         910.6
Other                                        72.3              -          72.3
                                      ________________________________________
     Total assets                     $   6,374.2      $ 5,924.2     $12,298.4
______________________________________________________________________________
                                      ________________________________________
Future policy benefits                $         -      $ 4,950.5     $ 4,950.5
Policyholders' funds left with
  the company                             5,930.9              -       5,930.9
Reserve for future losses on
  discontinued products                     276.5          711.5         988.0
Other                                       166.8          262.2         429.0
                                      ________________________________________
     Total liabilities                $   6,374.2      $ 5,924.2     $12,298.4
______________________________________________________________________________
                                      ________________________________________



Net unrealized capital gains as of September 30, 1995 on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on GICs is included in policyholders' funds left with the company and the reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheet.

At September 30, 1995, estimated future after-tax realized capital losses of approximately $103.5 million ($159.2 million, pretax), attributable to mortgage loans and real estate supporting GICs, and $39.6 million ($60.9 million, pretax), attributable to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses. Included in the ($43.5) million and $38.6 million of net realized capital (losses) gains (pretax) on GICs and SPAs, respectively, for the nine months ended September 30, 1995 are (losses) gains from the sale of bonds of ($6.4) million and $51.2 million, respectively.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Discontinued Products (Continued)

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                         Nine Months Ended September 30, 1995
                                         ____________________________________
                                         Guaranteed    Single-
                                         Investment    Premium
                                         Contracts     Annuities   Total
_____________________________________________________________________________
Reserve at beginning of period           $   345.6     $   651.4    $   997.0
Results of discontinued products             (69.1)         60.1         (9.0)
                                         ____________________________________
Reserve at end of period                 $   276.5     $   711.5    $   988.0
_____________________________________________________________________________
                                         ____________________________________

At the time of discontinuance, a receivable from continuing products was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables, on which interest is accrued at the discount rates used to calculate the loss on discontinuance, will be funded, net of taxes on the accrued interest, from invested assets supporting Large Case Pensions. The offsetting payable, on which interest is similarly accrued, was established in continuing products. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1995, for GICs and SPAs, the receivables from continuing operations, net of the related deferred taxes payable on the accrued interest income of $12.2 million and $17.8 million, respectively, were $412.5 million and $468.1 million, respectively. As of September 30, 1995, no funding had taken place. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheets.

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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Intent to Sell Subsidiary

The company intends to sell its subsidiary, Aetna Re-Insurance Company (U.K.) Ltd., and accordingly, the subsidiary has been written down to estimated fair market value. A loss of $22.5 million (after-tax) is included in net realized capital losses in the Consolidated Statements of Income for the nine months ended September 30, 1995.

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $363.4 million and $350.8 million for the three months ended September 30, 1995 and 1994, respectively, and $1,092.1 million and $1,080.6 million for the nine months ended September 30, 1995 and 1994, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) allocable to experience rated contractholders of $62.9 million and ($26.1) million for the three months ended September 30, 1995 and 1994, respectively, and $74.2 million and ($136.2) million for the nine months ended September 30, 1995 and 1994, respectively, were deducted from net realized capital losses reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the company.

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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Investments (continued)

At September 30, 1995, the total recorded investment in loans that are considered to be impaired (which include problem loans, restructured loans and potential problem loans) under FAS No. 114 and related specific reserves are presented in the table below. Included in the total recorded investment are impaired loans of $347.3 million for which no specific reserves are considered necessary.


                                              Total
                                              Recorded          Specific
(Millions)                                    Investment        Reserves
_________________________________________________________________________

Supporting discontinued products              $   921.9         $   234.2
Supporting experience rated products              607.8             169.2
Supporting remaining products                     530.1              94.2
                                              ___________________________
   Total Impaired Loans                       $ 2,059.8         $   497.6
_________________________________________________________________________
                                              ___________________________

The activity in the specific and general reserves as of September 30, 1995 is summarized below:

                               General
                               Reserve
                               Allocated to                    Charged                         Balance
             Balance at        Experience   Balance at         to net   Charged                at
             December 31, 1994 Rated        December 31, 1994, realized to other    Principal  September 30,
(Millions)   as reported       Products (1) as adjusted        loss     accounts(2) Write-offs 1995 (3)
____________________________________________________________________________________________________________

Supporting
discontinued
products     $  372.1           $      -     $  372.1           $    -    $  25.1     $  (89.0)   $   308.2

Supporting
experience
rated
products        156.1              208.5        364.6                -      (22.7)       (68.5)       273.4

Supporting
remaining
products        255.9                  -        255.9               8.8         -        (89.1)       175.6
             ______________________________________________________________________________________________
  Total      $  784.1           $  208.5     $  992.6           $   8.8   $   2.4     $ (246.6)  $    757.2
___________________________________________________________________________________________________________
             ______________________________________________________________________________________________

(1)  The general reserve at December 31, 1994 excluded reserves of $208.5 million related to experience rated products.

(2)  Reflects additions to (releases of) reserves related to assets supporting experience rated products and discontinued products which do not affect the company's results of operations.

(3)  Total reserves at September 30, 1995 included $497.6 million of specific reserves and $259.6 million of a general reserve.

Note:  $261.5 million of general reserve related to performing loans at December 31, 1994 were reclassified to specific reserves as a result of the adoption of FAS No. 114.

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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Investments (Continued)

Income earned (pretax) and received on the average recorded investment in impaired loans for the three and nine months ended
September 30, 1995, was as follows:

                                            Three Months Ended               Nine Months Ended
                                            September 30, 1995               September 30, 1995
                                      ______________________________   ______________________________
                                      Average                            Average
                                      Impaired   Income    Income        Impaired  Income    Income
(Millions)                            Loans      Earned    Received      Loans     Earned    Received
_____________________________________________________________________________________________________

Supporting discontinued products      $   995.4  $  22.1   $  22.5       $ 1,026.2 $  61.8   $   61.6
Supporting experience rated products      790.6     14.9      13.8           805.3    41.1       40.4
Supporting remaining products             497.7      7.5       8.1           558.3    25.0       26.3
                                      _______________________________________________________________
  Total                               $ 2,283.7  $  44.5   $  44.4       $ 2,389.8 $ 127.9   $  128.3
_____________________________________________________________________________________________________
                                      _______________________________________________________________

(7)  Federal and Foreign Income Taxes

Net unrealized capital gains and losses are presented in shareholders' equity net of deferred taxes. During the nine months ended September 30, 1995, the company moved from a net unrealized capital loss position of $1,071.5 million at December 31, 1994, to a net unrealized capital gain position of $401.4 million at September 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and nine months ended September 30, 1995.

(8)  Reinsurance

Ceded earned premiums were $.4 billion and $.3 billion for three months ended September 30, 1995 and 1994, respectively, and $.9 billion for both the nine months ended September 30, 1995 and 1994. Ceded current and future benefits were $.3 billion and $.2 billion for the three months ended September 30, 1995 and 1994, respectively, and $.9 billion for both the nine months ended September 30, 1995 and 1994.

(9)  Debt

The company has credit facilities aggregating $1 billion with a group of worldwide banks. One $500 million facility terminates in July 1996. Another $500 million facility terminates in July 1999. Various interest rate options are available under each facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from
 .08% to .375% per annum under the short-term credit agreement and from .1% to .5% per annum under the medium-term credit agreement, depending upon the company's long-term senior unsecured debt rating. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. These facilities also support the company's commercial paper borrowing program.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(9)  Debt (Continued)

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

(10)  Off-Balance-Sheet Financial Instruments
     (Including Derivative Financial Instruments)

The company engages in hedging activities to manage foreign exchange and interest rate risk. Such hedging activities have principally consisted of using off-balance-sheet instruments including foreign exchange forward contracts, futures and forward contracts, and interest rate swap agreements. (Please see General Account Investments - Use of Derivatives and Other Investments on pages 43 and 44 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 of the company's 1994 Annual Report to Shareholders for a description of the company's hedging activities). The notional amounts, carrying values and estimated fair values of the company's off-balance-sheet financial instruments are as follows (in millions):


                                                          Carrying
                                                          Value
                                             Notional     Asset         Fair
September 30, 1995                           Amount       (Liability)   Value
_______________________________________________________________________________

Foreign exchange forward contracts - sell:
  Related to net investments in foreign
   affiliates                                $  192.7     $   (5.6)     $  (6.9)
  Related to investments in non-dollar
   denominated assets                           235.5         (2.9)        (3.0)
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
   affiliates                                    16.3          3.1          2.6
  Related to investments in non-dollar
   denominated assets                            26.1          0.4          0.4
Futures contracts to purchase investments        52.3         (0.2)        (0.2)
Futures contracts to sell investments           224.8            -            -
Interest rate swaps:
  Unrecognized gains                            423.0            -         21.8
  Unrecognized losses                           380.0            -        (13.9)
Forward swap agreement                          100.0            -          0.2



     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11)  Supplemental Cash Flow Information

Significant non-cash investing and financing activities include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $227 million and $462 million for the nine months ended September 30, 1995 and 1994, respectively.

(12)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding, (including common share equivalents). The increase in the number of common shares outstanding for the three months ended September 30, 1995 is primarily due to options exercised in the period. There is not a significant difference between primary and fully diluted earnings per share.

(13)  Commitments and Contingent Liabilities

Environmental and Asbestos-Related Claims

The company added $750 million ($487.5 million, after-tax) to environmental-related claims reserves in the second quarter of 1995. In the opinion of management, the company's reserves for environmental-related claims at September 30, 1995 represent the company's best estimate of its ultimate environmental-related liability, based on currently known facts, current law (including Superfund), current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgment involved in estimating the company's environmental liability, no assurances can be given that the environmental reserve represents the amount that will ultimately be paid by the company for all environmental-related losses. The amount ultimately paid could differ materially from the company's currently recorded reserve as legal and factual issues are clarified, but any difference cannot be reasonably estimated at this time.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

Reserving for asbestos-related claims is subject to significant uncertainties and management is currently unable to make a reasonable estimate as to the ultimate amount of losses or a reasonable range of losses for all asbestos-related claims and related litigation expenses. However, reserves for asbestos liabilities are being evaluated by management as the company continues to gather and analyze new information and reassess its reserving techniques for these claims in order to determine whether it can better estimate its liability. Adjustments may be made to such reserves as loss patterns develop and other information is obtained.

Environmental and asbestos-related loss and loss adjustment expense reserves, as reflected on the Consolidated Balance Sheet, were as follows (before reinsurance and net of discount on certain environmental and asbestos settlements, in millions):


                                       September 30,
                                           1995
____________________________________________________

Environmental Liability                  $   1,067.4
Asbestos Bodily Injury*                        421.9
Asbestos Property Damage*                       30.2
                                         ___________
  Total Environmental and
    Asbestos-Related Reserves            $   1,519.5
____________________________________________________
                                         ___________

* Includes $107.4 million and $12.6 million of property-casualty reserves transferred to asbestos bodily injury and asbestos property damage reserves, respectively.


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

While the ultimate outcome of such litigation cannot be determined at this time, such litigation, net of reserves established therefore and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

           Independent Auditors' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the company's management.

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




/s/ KPMG Peat Marwick LLP
Hartford, Connecticut
October 26, 1995

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per share data)      Three Months Ended September 30,      Nine Months Ended September 30,
                                       ________________________________      _______________________________
                                       1995        1994        % Change      1995       1994        % Change
                                       ____        ____        ________      ____       ____        ________
Premiums.............................  $ 2,856.0   $ 2,858.7     (.1)%       $ 8,610.7  $ 8,440.0     2.0%
Net investment income................    1,118.4     1,111.2      .6           3,344.9    3,358.7     (.4)
Fees and other income................      495.3       454.7     8.9           1,478.0    1,381.1     7.0
Net realized capital losses..........        (.5)      (31.7)   98.4             (32.8)     (51.0)   35.7
                                       _________   _________                 _________  _________
    Total revenue....................    4,469.2     4,392.9     1.7          13,400.8   13,128.8     2.1

Current and future benefits..........    2,991.4     3,136.9    (4.6)          9,881.2    9,369.0     5.5
Operating expenses...................      969.8       863.3    12.3           2,866.8    2,745.3     4.4
Amortization of deferred policy
 acquisition costs...................      191.6       214.8   (10.8)            575.4      592.0    (2.8)
                                       _________   _________                 _________  _________
    Total benefits and expenses......    4,152.8     4,215.0    (1.5)         13,323.4   12,706.3     4.9
                                       _________   _________                 _________  _________

Income before income taxes...........      316.4       177.9    77.9              77.4      422.5   (81.7)
Income taxes.........................      104.3        48.5   115.1               1.4      115.0   (98.8)
                                       _________   _________                 _________  _________

    Net income.......................  $   212.1   $   129.4    63.9         $    76.0  $   307.5   (75.3)
                                       _________   _________                 _________  _________
                                       _________   _________                 _________  _________

Net realized capital losses,
 net of tax (included above).........  $     (.5)  $   (20.2)   97.5         $   (20.0) $   (35.7)   44.0
                                       _________   _________                 _________  _________
                                       _________   _________                 _________  _________

Net income per common share..........  $    1.86   $    1.15    61.7         $     .67  $    2.73   (75.5)
                                       _________   _________                 _________  _________
                                       _________   _________                 _________  _________

Overview
________

The company reported net income of $212 million and $76 million for the three and nine months ended September 30, 1995, respectively, compared with net income of $129 million and $308 million for the same periods a year ago. The company's earnings (after-tax) adjusted for additions to environmental-related claims reserves and net realized capital losses follow (in millions):

                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                           ________________________________  _______________________________
                                                 1995           1994              1995         1994
                                                 ____           ____              ____         ____
Net income...................................    $ 212.1        $ 129.4           $  76.0      $ 307.5

Less:
   Additions to environmental-related
     claims reserves (1).....................          -          (30.2)           (505.7)      (127.8)
   Net realized capital losses...............        (.5)         (20.2)            (20.0)       (35.7)
                                                 _______        _______           _______      _______

Adjusted earnings............................    $ 212.6        $ 179.8           $ 601.7      $ 471.0
                                                 _______        _______           _______      _______
                                                 _______        _______           _______      _______

(1) Please see the company's Form 10-Q for the quarter ended June 30, 1995 for discussions of additions to environmental-related claims reserves.

The company's adjusted earnings increased $33 million and $131 million for the three and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. The following significant factors impact the comparison of adjusted earnings:

Catastrophe losses (after-tax and net of reinsurance) for the three and nine months ended September 30, 1995 were $13 million and $51 million, respectively, compared with $28 million and $181 million, respectively, for the same periods a year ago. Catastrophe losses for the nine months ended September 30, 1994 related primarily to the Los Angeles earthquake and the severe winter weather.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Reductions of prior year loss reserves in the personal auto business of $61 million (after-tax) for the nine months ended
September 30, 1994.

Results in 1995 also reflected increased operating expenses in the health care business as a result of the migration of customers from traditional health care products to the more resource-intensive managed care business and the company's increased investment in managed care, and in the Aetna Life Insurance & Annuity segment as a result of continued business growth and costs associated with the implementation of a new contract administration system. Partially offsetting these increases in operating expenses are overall reductions due to actions taken by management in prior years to lower costs.

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses included in net income, supporting discontinued products, and allocable to experience rated pension contractholders were as follows (in millions):

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         ________________________________   _______________________________
                                                  1995         1994                 1995         1994
                                                  ____         ____                 ____         ____
Net realized capital gains (losses)
  from sales.................................     $   (.5)     $  (1.4)             $ (22.6)      $  26.0

Realized capital gains (losses)
  from changes in reserves for mortgage
  loans and real estate......................           -        (17.9)                 2.6         (59.9)

Realized capital losses from write-downs
  of debt and equity securities..............           -          (.9)                   -          (1.8)
                                                  _______      _______             ________       _______

Net realized capital losses included
  in net income..............................     $   (.5)     $ (20.2)            $  (20.0)      $ (35.7)
                                                  _______      _______             ________       _______
                                                  _______      _______             ________       _______

Net realized capital gains (losses)
  on assets supporting discontinued
  products (excluded above)..................     $   2.3      $ (60.5)            $   (3.3)      $(114.8)
                                                  _______      _______             ________       _______
                                                  _______      _______             ________       _______

Net realized capital gains (losses)
  allocable to experience rated pension
  contractholders (excluded above)...........     $  40.9      $ (16.9)            $   48.2       $ (88.5)
                                                  _______      _______             ________       _______
                                                  _______      _______             ________       _______

Net realized capital losses from sales for the nine months ended September 30, 1995 include $23 million resulting from the write-down to estimated fair market value of the company's investment in a consolidated subsidiary, Aetna Re-Insurance Company (U.K.) Ltd., which it intends to sell. Net realized capital gains from sales for the nine months ended September 30, 1994 include a $14 million gain resulting from the sale of a portion of an unconsolidated subsidiary.

Strategic Outlook

The company continues to review strategic options for all of its businesses, which may result in acquisitions, sales or spinoffs. As of the date hereof, the company is exploring all of these options, including having discussions concerning the possible sale of its property-casualty business. No assurances can be made that there will be any transaction.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans
__________________



Operating Summary
(Millions)                             Three Months Ended September 30,    Nine Months Ended September 30,
                                       ________________________________    _______________________________
                                       1995        1994        % Change    1995       1994        % Change
                                       ____        ____        ________    ____       ____        ________


Premiums............................   $ 1,501.3   $ 1,476.4     1.7%      $ 4,457.8  $ 4,233.0    5.3%
Net investment income...............        95.5        86.2    10.8           276.7      255.6    8.3
Fees and other income...............       318.0       296.7     7.2           961.6      894.5    7.5
Net realized capital losses.........        (5.0)       (6.2)   19.4           (15.1)     (23.6)  36.0
                                       _________   _________               _________  _________
   Total revenue....................     1,909.8     1,853.1     3.1         5,681.0    5,359.5    6.0

Current and future benefits.........     1,271.6     1,257.4     1.1         3,818.0    3,569.3    7.0
Operating expenses..................       525.1       451.2    16.4         1,509.0    1,360.0   11.0
Amortization of deferred policy
 acquisition costs..................         5.4        14.9   (63.8)           18.6       29.6  (37.2)
                                       _________   _________               _________  _________
   Total benefits and expenses......     1,802.1     1,723.5     4.6         5,345.6    4,958.9    7.8
                                       _________   _________               _________  _________

Income before income taxes..........       107.7       129.6   (16.9)          335.4      400.6  (16.3)
Income taxes........................        39.1        47.3   (17.3)          123.7      146.9  (15.8)
                                       _________   _________               _________  _________

Net income..........................   $    68.6   $    82.3   (16.6)      $   211.7  $   253.7  (16.6)
                                       _________   _________               _________  _________
                                       _________   _________               _________  _________
Net realized capital losses,
 net of tax (included above)........   $    (3.3)  $    (4.2)   21.4       $    (9.6) $   (15.4)  37.7
                                       _________   _________               _________  _________
                                       _________   _________               _________  _________
Self-funded benefit payments
 administered for customers other
 than Medicare......................   $ 3,053.3   $ 3,206.0    (4.8)      $ 9,466.2  $ 9,243.7    2.4
                                       _________   _________               _________  _________
                                       _________   _________               _________  _________
Benefit payments administered for
 Medicare...........................   $ 3,531.6   $ 3,381.9     4.4       $10,444.2  $ 9,899.2    5.5
                                       _________   _________               _________  _________
                                       _________   _________               _________  _________


Aetna Health Plans' net income for the three and nine months ended September 30, 1995 decreased by $14 million and $42 million, respectively, compared with the same periods a year ago.
Excluding net realized capital losses, results for the three and nine months ended September 30, 1995 decreased $15 million and $48 million, respectively, from the prior year.

Third quarter and year-to-date 1995 results reflected increased operating expenses and unfavorable medical claim experience (included in current and future benefits) reflecting an increase in medical trend (utilization and costs of medical care) in indemnity and preferred provider lines of business. The growth in operating expenses is primarily attributable to the migration of customers from traditional health care products to the more resource-intensive managed care business, investments in managed care-related systems and the development of primary care physician practices. These increased expenses are consistent with the company's continued focus on a strategy for investing in managed care.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

Premiums and fees and other income increased 3% and 6% during the three and nine months ended September 30, 1995 compared with the same periods in 1994, primarily resulting from growth in managed care members, modest price increases and a movement toward higher revenue products, such as point-of-service and health maintenance organizations.

The number of members covered under health care arrangements was
15.6 million at September 30, 1995 and December 31, 1994. The number of managed care members was 7.9 million and 7.0 million at September 30, 1995 and December 31, 1994, respectively. Included in the number of members at September 30, 1995 and December 31, 1994 were approximately .7 million members covered under a contract with the Civilian Health and Military Program of the Uniformed Services ("Champus"). Champus has awarded renewal of the contract to another provider. The company has commenced litigation challenging such renewal, based on issues related to the process by which renewal of the contract was awarded. Even if such litigation is unsuccessful, the company would remain the primary provider under the contract until March 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Life Insurance & Annuity
______________________________



Operating Summary
(Millions)                            Three Months Ended September 30,     Nine Months Ended September 30,
                                      ________________________________     _______________________________
                                      1995        1994        % Change     1995        1994       % Change
                                      ____        ____        ________     ____        ____       ________



Premiums............................  $    37.7   $    37.0       1.9%     $   129.7   $   111.7   16.1%
Net investment income...............      259.5       233.5      11.1          763.1       714.1    6.9
Fees and other income...............       86.9        76.9      13.0          258.0       233.3   10.6
Net realized capital gains (losses).        8.7         2.7         -           17.9        (2.0)     -
                                      _________   _________                _________    ________
   Total revenue....................      392.8       350.1      12.2        1,168.7     1,057.1   10.6

Current and future benefits.........      245.6       220.5      11.4          723.6       667.2    8.5
Operating expenses..................       70.1        59.2      18.4          213.8       178.4   19.8
Amortization of deferred policy
 acquisition costs..................        6.9        12.0     (42.5)          27.9        32.5  (14.2)
                                      _________   _________                _________   _________
   Total benefits and expenses......      322.6       291.7      10.6          965.3       878.1    9.9
                                      _________   _________                _________   _________

Income before income taxes..........       70.2        58.4      20.2          203.4       179.0   13.6
Income taxes........................       23.9        18.3      30.6           67.1        58.1   15.5
                                      ________    _________                _________   _________

Net income..........................  $    46.3   $    40.1      15.5      $   136.3   $   120.9   12.7
                                      ________    _________                _________   _________
                                      ________    _________                _________   _________
Net realized capital gains (losses),
 net of tax (included above)........  $     5.6   $     1.5         -      $    11.6   $    (1.5)     -
                                      _________   _________                _________   _________
                                      _________   _________                _________   _________

Deposits not included in premiums
 above (1)..........................  $   966.9   $   777.4      24.4      $ 2,817.1   $ 2,447.5   15.1
                                      _________   _________                _________   _________
                                      _________   _________                _________   _________


(1) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.



Aetna Life Insurance & Annuity's net income for the three and nine months ended September 30, 1995 increased $6 million and $15 million, respectively, from the same periods a year ago.
Excluding net realized capital gains and losses, results for the three and nine months ended September 30, 1995 increased $2 million as compared to the same periods a year ago.

Third quarter and year-to-date results in 1995 reflected an increase in fees assessed against policyholders and increased net investment income related to the growth in assets under management offset by an increase in operating expenses. The increase in operating expenses primarily reflects continued business growth. Operating expenses for the nine months ended September 30, 1995 also include increased costs associated with the implementation of a new contract administration system.

Assets under management were $24.3 billion and $19.3 billion, at September 30, 1995 and 1994, respectively. Included in assets under management are net unrealized capital gains of approximately $460 million and net unrealized capital losses of approximately $230 million at September 30, 1995 and 1994, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________



Operating Summary
(Millions)                             Three Months Ended September 30,      Nine Months Ended September 30,
                                       ________________________________      _______________________________
                                       1995        1994        % Change      1995       1994        % Change
                                       ____        ____        ________      ____       ____        ________


Premiums............................   $    16.4   $    47.1   (65.2)%       $   199.6  $   147.3    35.5%
Net investment income...............       450.6       514.2   (12.4)          1,396.1    1,528.9    (8.7)
Fees and other income...............        32.7        29.9     9.4             100.8       93.2     8.2
Net realized capital gains (losses).         1.4        (7.5)      -               7.3      (21.5)      -
                                       _________   _________                 _________  _________
   Total revenue....................       501.1       583.7   (14.2)          1,703.8    1,747.9    (2.5)

Current and future benefits.........       449.7       537.8   (16.4)          1,550.0    1,636.2    (5.3)
Operating expenses..................        18.7        20.8   (10.1)             61.8       65.2    (5.2)
                                       _________   _________                 _________  _________
   Total benefits and expenses......       468.4       558.6   (16.1)          1,611.8    1,701.4    (5.3)
                                       _________   _________                 _________  _________

Income before income taxes..........        32.7        25.1    30.3              92.0       46.5    97.8
Income taxes........................        10.9         6.9    58.0              30.2       10.3   193.2
                                       _________   _________                 _________  _________

Net income..........................   $    21.8   $    18.2    19.8         $    61.8  $    36.2    70.7
                                       _________   _________                 _________  _________
                                       _________   _________                 _________  _________

Net realized capital gains (losses),
  net of tax (included above).......   $      .8   $    (4.8)      -         $     4.6  $   (13.7)      -
                                       _________   _________                 _________  _________
                                       _________   _________                 _________  _________

Deposits not included in premiums
  above (1).........................   $   351.2   $   447.4   (21.5)        $ 1,260.9  $ 1,430.3   (11.8)
                                       _________   _________                 _________  _________
                                       _________   _________                 _________  _________


(1) Under Financial Accounting Standard No. 97, certain deposits are not included in premiums or revenue.



Large Case Pensions' net income for the three and nine months ended September 30, 1995 increased by $4 million and $26 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and nine months ended September 30, 1995 decreased $2 million and increased $7 million, respectively, from the prior year.

Results for the three and nine months ended September 30, 1995 primarily reflected an increase in fees and other income and in net interest margins and a reduction in operating expenses. Such favorable results for the three months ended September 30, 1995 were more than offset by the effects of reducing net investment income as a result of returning capital to the parent company.

Assets under management were $47.0 billion and $47.8 billion, at September 30, 1995 and 1994, respectively. Included in assets under management are net unrealized capital gains of approximately $400 million and net unrealized capital losses of approximately $400 million at September 30, 1995 and 1994, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other company products) (in millions):

                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                     ________________________________    _______________________________
                                           1995           1994                 1995           1994
                                           ____           ____                 ____           ____
Scheduled contract maturities
 and benefit payments: (1).........        $  228.6       $  274.6             $  734.6       $  776.5
                                           ________       ________             ________       ________
                                           ________       ________             ________       ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments..............        $   55.8       $   70.0             $  244.4       $  382.0
                                           ________       ________             ________       ________
                                           ________       ________             ________       ________

Participant withdrawals............        $   36.1       $   96.6             $  133.7       $  205.2
                                           ________       ________             ________       ________
                                           ________       ________             ________       ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.


The company is exploring sale or other alternatives for certain portions of its large case pension investment management and advisory business conducted through its subsidiary, Aeltus Investment Management. Such business contributed $4 million and $11 million to Large Case Pensions' net income for the three and nine months ended September 30, 1995, respectively, as compared to $3 million and $12 million for the same periods a year ago.

Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three and nine months ended September 30, 1995 and 1994 were charged to the reserve for anticipated future losses and did not affect the company's results of operations. Future losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at September 30, 1995 is adequate to provide for future losses associated with these products. To the extent that actual future losses differ from anticipated future losses, the company's results of operations would be affected. (Please refer to the company's 1994 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from continuing products was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables, on which interest is accrued at the discount rates used to calculate the loss on discontinuance, will be funded, net of taxes on the accrued interest, from invested assets supporting Large Case Pensions. The offsetting payable, on which interest is similarly accrued, was established in continuing products. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1995, for GICs and SPAs, the receivables from continuing operations, net of the related deferred taxes payable on the accrued interest income of $12 million and $18 million, respectively, were $413 million and $468 million, respectively. As of September 30, 1995, no funding had taken place.

Results of discontinued products were as follows (in millions):

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         ________________________________   _______________________________
                                                       1995                               1995
                                         ________________________________   _______________________________
                                         GICs        SPAs        Total      GICs       SPAs        Total
                                         ____        ____        ________   ____       ____        ________
(Negative) Positive interest
  margin (1)..........................   $  (11.0)   $    1.8    $   (9.2)  $  (30.3)  $   (1.6)   $  (31.9)
Net realized capital gains (losses)...       (8.2)       10.5         2.3      (28.4)      25.1        (3.3)
Interest earned on receivable from
  continuing operations...............        3.3         5.0         8.3        9.9       14.9        24.8
Other, net............................         .8          .9         1.7        1.5        2.6         4.1
                                         ________    ________    ________   ________   ________    ________

Results of discontinued products,
  after-tax...........................   $  (15.1)   $   18.2    $    3.1   $  (47.3)  $   41.0    $   (6.3)
                                         ________    ________    ________   ________   ________    ________
                                         ________    ________    ________   ________   ________    ________

Results of discontinued products,
 pretax...............................   $  (21.8)   $   27.3    $    5.5   $  (69.1)  $   60.1    $   (9.0)
                                         ________    ________    ________   ________   ________    ________
                                         ________    ________    ________   ________   ________    ________

Net realized capital gains (losses)
 from sales of bonds, after-tax,
 included above.......................   $    4.8    $   10.2    $   15.0   $   (4.2)  $   33.3    $   29.1
                                         ________    ________    ________   ________   ________    ________
                                         ________    ________    ________   ________   ________    ________



                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         ________________________________   _______________________________
                                                       1994                               1994
                                         ________________________________   _______________________________
                                         GICs        SPAs        Total      GICs       SPAs        Total
                                         ____        ____        ________   ____       ____        ________
Negative interest margin (1)..........   $  (22.2)   $    (.1)   $  (22.3)  $  (64.6)  $   (2.3)   $  (66.9)
Net realized capital losses...........      (47.8)      (12.7)      (60.5)     (85.0)     (29.8)     (114.8)
Interest earned on receivable from
  continuing operations...............        3.1         4.6         7.7        9.3       13.6        22.9
Other, net............................        (.6)        1.2          .6        2.9        6.2         9.1
                                         ________    ________    ________   ________   ________    ________

Results of discontinued products,
  after-tax...........................   $  (67.5)   $   (7.0)   $  (74.5)  $ (137.4)  $  (12.3)   $ (149.7)
                                         ________    ________    ________   ________   ________    ________
                                         ________    ________    ________   ________   ________    ________
Results of discontinued products,
  pretax..............................   $ (103.1)   $   (7.3)   $ (110.4)  $ (211.5)  $  (18.8)   $ (230.3)
                                         ________    ________    ________   ________   ________    ________
                                         ________    ________    ________   ________   ________    ________

Net realized capital losses from
 sales of bonds, after-tax,
 included above.......................   $  (17.6)   $   (3.1)   $  (20.7)  $  (26.3)  $  (11.3)   $  (37.6)
                                         ________    ________    ________   ________   ________    ________
                                         ________    ________    ________   ________   ________    ________


(1) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts exceeds or is less than interest earned on invested assets supporting such contracts.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                      Nine Months Ended September 30, 1995
                                    ________________________________________
                                    GICs            SPAs            Total
                                    ____            ____            ________
Reserve at December 31, 1994......  $  345.6        $  651.4        $  997.0
Results of discontinued products..     (69.1)           60.1            (9.0)
                                    ________        ________        ________
Reserve at September 30, 1995.....  $  276.5        $  711.5        $  988.0
                                    ________        ________        ________
                                    ________        ________        ________


At September 30, 1995 and December 31, 1994, estimated future after-tax capital losses of $104 million and $128 million ($159 million and $196 million, pretax), respectively, attributable primarily to mortgage loans and real estate supporting GICs, and $40 million and $48 million ($61 million and $73 million, pretax), respectively, attributable primarily to mortgage loans and real estate supporting SPAs were expected to be charged to the reserve for future losses.

Distributions on GICs and SPAs were as follows (in millions):



                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                     ________________________________      _______________________________
                                                   1995                                  1995
                                     ________________________________      _______________________________
                                     GICs        SPAs        Total         GICs        SPAs       Total
                                     ____        ____        ________      ____        ____       ________
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)......................  $  411.2    $  135.7    $  546.9      $1,670.5    $  397.9   $2,068.4
                                     ________    ________    ________      ________    ________   ________
                                     ________    ________    ________      ________    ________   ________

Participant directed withdrawals...  $   24.6    $      -    $   24.6      $   73.9    $      -   $   73.9
                                     ________    ________    ________      ________    ________   ________
                                     ________    ________    ________      ________    ________   ________



                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                     ________________________________      _______________________________
                                                   1994                                  1994
                                     ________________________________      _______________________________
                                     GICs        SPAs        Total         GICs        SPAs       Total
                                     ____        ____        ________      ____        ____       ________
Scheduled contract maturities
 and benefit payments (1)..........  $  424.0    $  135.6    $  559.6      $1,507.7    $  399.5   $1,907.2
                                     ________    ________    ________      ________    ________   ________
                                     ________    ________    ________      ________    ________   ________

Participant directed withdrawals...  $   29.8    $      -    $   29.8      $  155.9    $      -   $  155.9
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty
_________________



Operating Summary
(Millions)                            Three Months Ended September 30,    Nine Months Ended September 30,
                                      ________________________________    _______________________________
                                      1995        1994        % Change    1995       1994        % Change
                                      ____        ____        ________    ____       ____        ________

Premiums............................  $ 1,025.6   $ 1,078.3    (4.9)%     $ 3,075.7  $ 3,289.7    (6.5)%
Net investment income...............      234.4       209.7    11.8           671.4      631.6     6.3
Fees and other income...............       22.0        26.6   (17.3)           65.0       89.1   (27.0)
Net realized capital losses.........       (3.8)      (21.1)   82.0           (38.8)      (4.9)      -
                                      _________   _________                ________  _________
   Total revenue....................    1,278.2     1,293.5    (1.2)        3,773.3    4,005.5    (5.8)

Current and future benefits.........      783.2       915.2   (14.4)        3,132.1    2,881.4     8.7
Operating expenses..................      195.2       185.2     5.4           589.9      659.4   (10.5)
Amortization of deferred policy
 acquisition costs..................      159.4       173.0    (7.9)          474.9      488.9    (2.9)
                                      _________   _________                ________  _________
   Total benefits and expenses......    1,137.8     1,273.4   (10.6)        4,196.9    4,029.7     4.1
                                      _________   _________                ________  _________

Income (loss) before income taxes...      140.4        20.1       -          (423.6)     (24.2)      -
Income taxes (benefits).............       40.9        (5.9)      -          (173.5)     (44.0)      -
                                      _________   _________               _________  _________

Net income (loss)...................  $    99.5   $    26.0       -       $  (250.1) $    19.8       -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________
Net realized capital losses,
 net of tax (included above)........  $    (2.0)  $   (10.8)   81.5       $   (20.3) $    (2.1)      -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________

Statutory combined loss and
 expense ratio......................      109.6%      125.7%      -           134.6%     125.2%      -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________

Statutory combined loss and
 expense ratio (1)..................      109.6%      121.2%      -           109.4%     119.1%      -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________
GAAP combined loss and expense
 ratio..............................      107.8%      113.9%      -           133.8%     119.7%      -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________
GAAP combined loss and expense
 ratio (1)..........................      107.8%      109.6%      -           108.6%     113.6%      -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________
Catastrophe loss ratio
 (included in combined ratios above)        1.9%        4.1%      -             2.5%       8.2%      -
                                      _________   _________               _________  _________
                                      _________   _________               _________  _________


(1) Excludes the effect of additions to environmental-related claims reserves.



Property-Casualty's earnings (after-tax) adjusted for additions to environmental-related claims reserves and net realized capital losses follow (in millions):


                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                           ________________________________  _______________________________
                                                 1995           1994              1995         1994
                                                 ____           ____              ____         ____
Net income (loss)............................    $  99.5        $  26.0           $(250.1)     $  19.8

Less:
   Additions to environmental-related
     claims reserves (1).....................          -          (30.2)           (505.7)      (127.8)
   Net realized capital losses...............       (2.0)         (10.8)            (20.3)        (2.1)
                                                 _______        _______           _______      _______

Adjusted earnings............................    $ 101.5        $  67.0           $ 275.9      $ 149.7
                                                 _______        _______           _______      _______
                                                 _______        _______           _______      _______

(1) Please see the company's Form 10-Q for the quarter ended June 30, 1995 for discussions of additions to environmental-related claims reserves.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Property-Casualty's adjusted earnings for the three and nine months ended September 30, 1995 increased $35 million and $126 million, respectively, as compared with the same periods in 1994.
The following significant factors impact the comparison of adjusted earnings:

Catastrophe losses (after-tax and net of reinsurance) for the three and nine months ended September 30, 1995 were $13 million and $51 million ($31 million and $148 million pretax and before reinsurance), respectively, compared with $28 million and $181 million ($58 million and $446 million pretax and before reinsurance), respectively, for the same periods a year ago. Catastrophe losses for the nine months ended September 30, 1994 included $171 million ($434 million pretax and before reinsurance) from the Los Angeles earthquake and the severe winter weather.

Reductions of prior year loss reserves in the personal auto business of $61 million (after-tax) for the nine months ended
September 30, 1994.

Results in 1995 also reflected a reduction in the level of ongoing operating expenses, primarily due to actions taken by management in prior years to lower costs, a reduction in losses due to the transfer of additional risk through restructured and expanded reinsurance programs and higher net investment income. Results for the three and nine months ended September 30, 1994 reflected a reduction in operating expenses of $13 million from non-recurring items.

Premium revenue for the three and nine months ended September 30, 1995 was approximately 5% and 7%, respectively, lower than in the same periods a year ago, due primarily to the transferring of additional risk through restructured and expanded reinsurance programs, and reductions in residual market business assumed as a result of exiting certain markets.

Net realized capital losses (after-tax) for the nine months ended September 30, 1995 include $23 million resulting from the write-down to estimated fair market value of the company's investment in a consolidated subsidiary, Aetna Re-Insurance Company (U.K.) Ltd., which it intends to sell.

Management continues to evaluate personal auto market conditions in each state and attempts to maintain or increase the company's presence in those states that offer acceptable returns and reduce its presence in those remaining states where the company is unable to earn acceptable returns.

Catastrophe losses (pretax and before reinsurance) associated with Hurricane Opal, which occurred subsequent to September 30, 1995, are currently estimated to be approximately $27 million. The related losses (after-tax and net of reinsurance) are not expected to be material to the company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Property-Casualty (Continued)
_____________________________

Property-Casualty Reserves

For a full discussion of property-casualty reserves, including environmental and asbestos-related reserves, please see the company's 1994 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1994, and Forms 10-Q for the quarters ended March 31, 1995 and June 30, 1995. See also Notes 3 and 13 of the Condensed Notes to Financial Statements on pages 9 and 18 herein.

Numerous liability claims for bodily injury have been asserted against major producers of asbestos and asbestos products, some of which are insureds of the company. Over the last few years, asbestos bodily injury claims also have been filed by plaintiffs against entities (including insureds of the company) that installed products that contained asbestos. Additionally, some policyholders have attempted to recharacterize asbestos bodily injury product liability claims in an effort to avoid applicable policy coverage limits on product liability claims.

As described in the company's 1994 Annual Report to Shareholders, a case involving one such major producer that had exhausted applicable policy limits on asbestos products claims and asserted coverage under policy provisions for other types of liability had been submitted to binding arbitration. That case was settled in the third quarter, and the company obtained a release from the insured for all current and future asbestos bodily injury claims and certain asbestos property damage claims (along with all environmental claims) under existing policies in exchange for fixed, scheduled cash payments over time, which were recorded on a discounted basis. In connection with this settlement, $120 million of property-casualty reserves not previously classified as covering asbestos-related claims were transferred to asbestos reserves. No amounts were transferred from environmental reserves, and the environmental-related portion of the settlement was covered by existing environmental reserves. As a result, this settlement did not affect results of operations in the third quarter of 1995. As part of the settlement, the company also agreed, among other things, to make insurance coverage available to the insured in the year 2000 (on a one-time basis), for a percentage of all asbestos defense and indemnity claim payments made by the insured during the years 2000 through 2007. The company's payment obligations would be subject to annual dollar caps. Given the uncertainty as to whether the insured will elect to purchase this additional insurance, no related premiums or losses have been recorded by the company at this time.

Although there is inadequate history from which the company can estimate its ultimate liability for all non-products asbestos claims, the company believes that the settlement of this major case has materially reduced its exposure to such claims. Reserving for asbestos-related claims is subject to significant uncertainties and management is currently unable to make a reasonable estimate as to the ultimate amount of losses or a reasonable range of losses for all asbestos-related claims and related litigation expenses. However, reserves for asbestos liabilities are being evaluated by management as the company continues to gather and analyze new information and reassess its reserving techniques for these claims in order to determine whether it can better estimate its liability. Adjustments may be made to such reserves as loss patterns develop and other information is obtained.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________



Operating Summary
(Millions)                            Three Months Ended September 30,     Nine Months Ended September 30,
                                      ________________________________     _______________________________
                                    1995        1994        % Change     1995        1994       % Change
                                    ____        ____        ________     ____        ____       ________


Premiums............................  $   275.0   $   219.9    25.1%       $   747.9   $   658.3    13.6%
Net investment income...............       76.1        68.7    10.8            231.5       225.3     2.8
Fees and other income...............       35.2        24.1    46.1             90.9        69.2    31.4
Net realized capital gains (losses).       (1.8)          -       -             (3.5)        5.9       -
                                      _________   _________                _________   _________
   Total revenue....................      384.5       312.7    23.0          1,066.8       958.7    11.3

Current and future benefits.........      241.3       200.8    20.2            657.5       599.4     9.7
Operating expenses..................       89.0        72.0    23.6            269.4       247.8     8.7
Amortization of deferred policy
 acquisition costs..................       19.9        14.9    33.6             54.0        41.0    31.7
                                      _________   _________                _________   _________
   Total benefits and expenses......      350.2       287.7    21.7            980.9       888.2    10.4
                                      _________   _________                _________   _________

Income before income taxes..........       34.3        25.0    37.2             85.9        70.5    21.8
Income taxes........................       11.8         7.3    61.6             25.7        22.5    14.2
                                      _________   _________                _________    ________

Net income..........................  $    22.5   $    17.7    27.1        $    60.2   $    48.0    25.4
                                      _________   _________                _________   _________
                                      _________   _________                _________   __________
Net realized capital gains (losses),
 net of tax (included above)........  $    (1.5)  $      .7       -        $    (4.0)  $     3.5       -
                                      _________   _________                _________   _________
                                      _________   _________                _________   _________



International's net income for the three and nine months ended September 30, 1995 increased $5 million and $12 million compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and nine months ended September 30, 1995 increased $7 million and $20 million, respectively, from the same periods a year ago. The improvement in results primarily reflected increased earnings in the Pacific Rim and Chile.

During the third quarter of 1994, the company changed its accounting for its Korean affiliate from the consolidated basis of accounting to the equity basis of accounting. The company recognized revenue of $98 million and benefits and expenses of $98 million for the nine months ended September 30, 1994 from the affiliate. During the first quarter of 1995, the company sold its interest in the affiliate at book value.

During the first quarter of 1995, the company increased its ownership in several of its Chilean operating subsidiaries. The effects of this increased ownership are not expected to materially impact the results of the segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________



Operating Summary
(Millions, after-tax)           Three Months Ended September 30,       Nine Months Ended September 30,
                                ________________________________       _______________________________
                                1995        1994        % Change       1995       1994        % Change
                                ____        ____        ________       ____       ____        ________


Interest expense.............   $    18.0   $    15.5       16.1%      $   53.9   $    43.1      25.1%
Other expense................        28.6        39.4      (27.4)          90.0       128.0     (29.7)



The increase in interest expense of $3 million and $11 million for the three and nine months ended September 30, 1995 compared to the same periods a year ago resulted from the issuance by a subsidiary of $275 million of 9 1/2 % cumulative monthly income preferred securities in November 1994. Other expense for the nine months ended September 30, 1995 included after-tax capital losses of $2 million. After-tax capital losses were less than $1 million for the three months ended September 30, 1995. Included in other expenses for the three and nine months ended September 30, 1994 were after-tax capital losses of $3 million and $7 million, respectively. Excluding net realized capital losses, the decrease in other expenses in 1995 resulted from a reduction of corporate staff area expenses associated with the company's 1994 restructuring.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

The company's invested assets were comprised of the following, net of impairment reserves:


                                                  September 30,      December 31,
(Millions)                                            1995               1994
_________________________________________________________________________________


Debt securities:
  Held for investment, at amortized
    cost (fair value $1,916.1 and $1,991.2)       $  1,888.1          $  2,000.8
  Available for sale, at fair value
    (amortized cost $38,104.8 and $36,984.2)        39,210.7            35,110.7
Equity securities, at fair value
    (cost $1,181.9 and $1,326.9)                     1,652.1             1,655.6
Short-term investments                                 866.7               450.4
Mortgage loans                                      10,446.1            11,843.6
Real estate                                          1,654.5             1,545.7
Policy loans                                           593.7               533.8
Other                                                1,026.6             1,152.7
________________________________________________________________________________
    Total invested assets                         $ 57,338.5          $ 54,293.3
________________________________________________________________________________
                                                  ______________________________



Please refer to the company's 1994 Annual Report to Shareholders for a description of the company's investment objectives and policies.

The change in invested assets from December 31, 1994 to September 30, 1995 primarily reflected appreciation of debt securities due to a decrease in interest rates, partially offset by a decrease in mortgage loans. Debt securities included net unrealized capital gains of $1.1 billion at September 30, 1995, compared with net unrealized capital losses of $1.9 billion at December 31, 1994.
Of such net unrealized capital gains at September 30, 1995, net gains of $266 million and $461 million related to assets supporting discontinued products and experience rated pension contractholders, respectively. The decrease in mortgage loans principally reflected prepayments, payments at maturity on mortgage loans, foreclosures and the company's adoption of FAS Nos. 114 and 118 on January 1, 1995.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of September 30, 1995 and December 31, 1994, the company's investments in debt securities represented 72% and 68%, respectively, of total general account invested assets and were as follows:


                                           September 30,        December 31,
(Millions)                                     1995                 1994
____________________________________________________________________________


Supporting discontinued products            $ 5,760.3           $ 6,155.0
Supporting experience rated products         13,339.9            11,770.5
Supporting remaining products                21,998.6            19,186.0
                                            _____________________________
   Total                                    $41,098.8           $37,111.5
                                            _____________________________
                                            _____________________________



Included in the company's total debt security balances were the following categories of debt securities:



(Millions)                                                 September 30, 1995
_______________________________________________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Debt Securities   Securities          Debt Securities
                                       ______________________   ______________      ___________________


Total                                  $1,727.9                 $   52.9            $  142.1
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         26.7%                     8.7%               48.8%
  Supporting experience rated products     35.3                     23.1                28.7
  Supporting remaining products            38.0                     68.2                22.5
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
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

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities was as follows:

                                         Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                         __________________      _________________
(Millions)                               1995        1994        1995        1994
__________________________________________________________________________________
Allocable to discontinued products       $   .4      $  1.0      $  1.2      $  2.9
Allocable to experience rated products       .2          .2          .9          .6
Allocable to remaining products             1.1          .9         2.5         3.6


At September 30, 1995 and December 31, 1994, the carrying value (fair value) of collateralized mortgage obligations ("CMOs") was $3.4 billion. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the value of the CMOs would be subject to variability on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. At September 30, 1995 and December 31, 1994, approximately 75% and 82%, respectively, of the company's CMO holdings consisted of sequential and planned amortization class ("PAC") bonds that are subject to less prepayment and extension risk than other CMO instruments. At September 30, 1995 and December 31, 1994, approximately 70% and 74%, respectively, of the company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., GNMA, FNMA, FHLMC). Z-tranches, which amounted to approximately 13% and 8% of the company's CMO holdings at September 30, 1995 and December 31, 1994, respectively, receive principal payments from the underlying mortgage pool only after all other priority classes have been retired.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Mortgage Loans

During the first nine months of 1995, the mortgage loan portfolio was reduced 12% to $10.4 billion, net of impairment reserves. The company's mortgage loan investments, net of impairment reserves, supported the following types of business:

                                       September 30,       December 31,
(Millions)                                 1995                1994
_______________________________________________________________________
Supporting discontinued products       $ 3,931.0           $ 4,294.9
Supporting experience rated products     2,966.1             3,652.1
Supporting remaining products            3,549.0             3,896.6
                                       _____________________________
   Total                               $10,446.1           $11,843.6
                                       _____________________________
                                       _____________________________


During the first nine months of 1995, the company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. Mortgage loans, net of impairment reserves, now represent 18% of total general account invested assets, down from 38% in 1990. During this period, the principal balance of the mortgage portfolio was reduced by 52%. The principal balance of mortgage loans decreased $1.4 billion since December 31, 1994 primarily reflecting the effect of repayments of maturing loans and loan prepayments and foreclosures.

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

In those situations where the property fundamentals do not support a restructuring of the loan, the company generally acquires the collateral through foreclosure. Loans with a principal balance of $247 million and collateral with a fair market value of $169 million were foreclosed upon in the first nine months of 1995. In certain cases, the company has taken substantive possession of the property supporting its loan, coupled with the borrower surrendering its interest in the future economic benefits in the property. Where this has occurred, the loans are considered in-substance foreclosures, written down to their fair market value less selling costs and classified as real estate held for sale.
At September 30, 1995 and December 31, 1994, there were $211 million and $193 million, respectively, of in-substance foreclosures (net of write-offs of $177 million and $136 million, respectively).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Included in the company's total mortgage loan balances were the following categories of mortgage loans:



(Millions)                                                     September 30, 1995
____________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans*     Total
                                       _____________       ____________      ______________     _____


Total                                  $  382.1            $  576.2          $1,101.5           $2,059.8
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         22.8%               49.3%             50.0%
  Supporting experience rated products     42.2                26.7              26.5
  Supporting remaining products            35.0                24.0              23.5
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves (1)                                                                         $  757.2**
                                                                                                ________
                                                                                                ________

Impairment reserves as
 a percentage of total                                                                              36.8%
                                                                                                ________
                                                                                                ________


                                                               December 31, 1994
                                       ___________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans*     Total
                                       _____________       ____________      ______________     _____


Total                                  $  673.1            $  706.1          $  918.7           $2,297.9
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         36.9%               39.1%             48.8%
  Supporting experience rated products     30.8                31.1              25.5
  Supporting remaining products            32.3                29.8              25.7
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves                                                                             $  784.1**
                                                                                                ________
                                                                                                ________
Impairment reserves as
 a percentage of total                                                                              34.1%
                                                                                                ________
                                                                                                ________



(1) Please see Note 6 of Condensed Notes to Financial Statements for composition of impairment reserves between specific and general impairment reserves.

*   In connection with the company's adoption of FAS Nos. 114 and 118 on January 1, 1995
    (Please see Note 6 of Condensed Notes to Financial Statements), management has revised the definition of "potential problem loans".  (Please see "potential problem loans"
    on page 40.)

**  The general reserve at December 31, 1994 excluded reserves of approximately $208.5 million related to experience rated products.  Had such reserves been included, total reserves would have been $992.6 million.  In connection with the company's adoption of FAS Nos. 114 and 118, the general reserve at September 30, 1995 included such reserves, related to experience rated products.  The inclusion of these reserves did not impact earnings or shareholders' equity.



"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure decreased to $286 million at September 30, 1995 from $422 million at December 31, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.
Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status. (Please see the company's 1994 Annual Report to Shareholders for a complete description of the company's restructuring program.) During the three and nine months ended September 30, 1995, a loan which had been restructured, with a carrying value of $11 million (net of write-offs of $3 million) and with a current yield of 9% was classified as performing.

In connection with the company's adoption of FAS Nos. 114 and 118 on January 1, 1995 (please see Note 6 of Condensed Notes to Financial Statements), management has revised the definition of "potential problem loans" to include all loans which are performing pursuant to existing terms and are considered likely to become classified as problem or restructured loans. Prior to January 1, 1995, potential problem loans were performing loans which management believed were likely to become classified as problem or restructured loans in the next 12 months or so. As a result of the revised definition, potential problem loans at September 30, 1995 are approximately $346 million higher than they would have been had the definition not been changed. Potential problem loans are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan terms. Identifying such potential problem loans requires significant judgment as to likely future market conditions and developments specific to individual properties and borrowers. Provision for losses that management believes are likely to arise from such potential problem loans is included in the specific impairment reserves. (Please see Note 6 of Condensed Notes to Financial Statements for a discussion of mortgage loan impairment reserves.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such problem and restructured loans outstanding at September 30 and the portion thereof actually recorded as income were as follows:


                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                       __________________         _________________
 (Millions)                             1995       1994            1995      1994
___________________________________________________________________________________


Income which would have been
 recorded under original terms
 of loans                              $  24.7    $  59.2        $  75.2    $ 166.5

Income recorded                           14.4       22.9           44.1       83.4
                                       _______    _______        _______    _______

Lost investment income                 $  10.3    $  36.3        $  31.1    $  83.1
                                       _______    _______        _______    _______
                                       _______    _______        _______    _______


Lost investment income allocated to
 investments supporting discontinued
 products (included above)             $   3.8    $  12.2        $  10.3    $  29.7
                                       _______    _______        _______    _______
                                       _______    _______        _______    _______


Lost investment income allocated to
 investments supporting experience
 rated pension products
 (included above)                      $   3.5    $  12.4        $  11.5    $  25.4
                                       _______    _______        _______    _______
                                       _______    _______        _______    _______

Lost investment income allocated to
 investments supporting remaining
 products (included above)             $   3.0    $  11.7        $   9.3    $  28.0
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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate

The company's equity real estate balances, net of write-downs and reserves, were as follows:



(Millions)                                                   September 30, 1995
________________________________________________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________


Total                                  $  398.2                 $1,256.3 (1)        $1,654.5
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         16.7%                    48.9%
  Supporting experience rated products      6.8                     22.7
  Supporting remaining products            76.5                     28.4
                                       ________                 ________
                                          100.0%                   100.0%
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
                                       ________                 ________
                                       ________                 ________

(1) Includes $210.6 million and $193.4 million of in-substance foreclosures at
    September 30, 1995 and December 31, 1994, respectively.  (Please see "Mortgage Loans"
    on page 38 for discussion of in-substance foreclosures.)



All real estate acquired through foreclosure, including in-substance foreclosures, is classified as properties held for sale. These properties were carried at 62% and 60% of the company's cash investment (unpaid mortgage balance plus capital additions) at September 30, 1995 and December 31, 1994, respectively.

Investment real estate, which is generally carried at depreciated cost, is written down to fair value to reflect other than temporary declines in market value. The fair value of assets acquired through foreclosure is established as the cost basis at the time of foreclosure. Subsequent to acquisition, properties classified as held for sale are carried at the lower of cost or fair value less estimated selling costs. Adjustments to the carrying value of properties held for sale resulting from changes in fair value are recorded in a valuation reserve. Property valuations are reviewed regularly by investment management. Capital additions and asset improvements increase the cost basis of the asset while depreciation reduces the cost basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows:

                                            September 30,      December 31,
(Millions)                                      1995              1994
___________________________________________________________________________
Allocable to discontinued products          $  364.5           $  376.0
Allocable to experience rated products         206.9              179.6
Allocable to remaining products                227.7              206.6
                                            ________           ________

   Total                                    $  799.1           $  762.2
                                            ________           ________
                                            ________           ________



For the periods shown below, total after-tax net realized capital
(gains) losses from real estate write-downs and changes in the valuation reserves were as follows:

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                          __________________        _________________
(Millions)                                1995        1994          1995       1994
_____________________________________________________________________________________
Allocable to discontinued products (1)    $ 13.0      $    -       $ 13.0      $ 13.8
Allocable to experience
 rated products (2)                            -         (.1)           -         4.5
Allocable to remaining products                -          .1        (10.8) (*)    (.3)

(1) Write-downs and impairment expense allocable to discontinued products are charged against the reserve for future losses and do not affect the company's results of operations.

(2) Write-downs and impairment expense allocable to experience rated products do not affect the company's results of operations.

(*) Includes a $12.8 million realized capital gain related to the reversal of valuation reserves in the second quarter of 1995 on a foreclosed property that appreciated in value.


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The company also had investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the $41.1 billion debt securities portfolio, as of September 30, 1995 were as follows:


                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________


Collateralized mortgage obligations:............     $ 3,260.6      $ 3,378.6
  Interest-only strips (included above).........          15.6           26.8
  Principal-only strips (included above)........          49.4           62.2
Treasury and agency strips:
  Principal.....................................         694.3          701.6
  Interest......................................         104.8          108.5
Structured notes (1)............................          95.0           98.9
Warrants to purchase debt securities (2)........           2.8            3.1
Mandatorily convertible preferred stock.........           3.7            3.7


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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

As a result of the addition by the company of $750 million
($488 million, after-tax) to the environmental-related claims reserves in the second quarter of 1995, the company intends to contribute additional capital to the company's property-casualty subsidiaries in order to restore capital levels (including risk-based capital), to appropriate levels for regulatory and other purposes, consistent with year-end 1994.
Such infusion of capital of up to $450 million will be made by year-end 1995. The company currently expects to generate the funding for such capital contributions initially through short-term parent company borrowings.

Cash and cash equivalents at September 30, 1995 and December 31, 1994 were $2.6 billion and $3.0 billion, respectively. For the nine months ended September 30, 1995, net cash provided by operating activities was $113 million. Net cash used for operating activities was $8 million during the first nine months of 1994.

For the first nine months of 1995, net cash provided by investing activities was $84 million and included a net increase in debt securities of $827 million, offset by $1.0 billion from maturities and repayments of mortgage loans. Net cash provided by investing activities of $1.9 billion for nine months ended September 30, 1994 included a net decrease in debt securities of $305 million and $1.7 billion from maturities and repayments of mortgage loans.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first nine months of 1995 was $185 million.

The company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere due to tight lending practices by banks and other financial institutions over the past several years. Of the $907 million of mortgage loans scheduled to mature during the first nine months of 1995, $489 million were not paid as scheduled, a substantial portion of which supported large case pension liabilities. Of the loans not paid as scheduled, $260 million were extended at interest rates at least equal to current market (average rate of 10% over an average extension period of 5 years), $214 million were under forbearance (continuing to make payments under original loan terms) or under discussion with borrowers at September 30, 1995 and $15 million were foreclosed upon. Of the $214 million of loans under forbearance or under discussion with borrowers, $92 million were classified as problem or restructured loans at September 30, 1995. Despite various indications that liquidity is returning to certain real estate markets, the company expects it will continue to extend or refinance maturing loans in the portfolio.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

Dividends Declared

On September 29, 1995, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on October 27, 1995, payable November 15, 1995.


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

While the ultimate outcome of such litigation cannot be determined at this time, such litigation, net of reserves established therefore and giving effect to reinsurance probable of recovery, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                             Nine Months Ended            Years ended December 31
                                                                     ____________________________________
                                            September 30, 1995       1994    1993    1992    1991    1990
                                            __________________       ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges....      1.59                     4.60    (a)      .42(b) 2.13    3.03
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends      1.59                     4.60    (a)      .42(b) 2.13    3.03


(a) The company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.1 billion.

(b) Earnings were inadequate to cover fixed charges by $112.8 million in 1992.


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the company's 1994 Annual Report to Shareholders.) For the nine months ended September 30, 1995 and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (12) Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended
             September 30, 1995 and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.

      (15) Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
             October 27, 1995.

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






                             Aetna Life and Casualty Company
                             _______________________________
                                       (Registrant)


Date  October 27, 1995          By   /s/ Robert J. Price
                                    ________________________
                                         (Signature)

                                       Robert J. Price
                                       Vice President and
                                       Corporate Controller
                                       (Chief Accounting Officer)