Form 10-K
period 1995-12-31
AETNA LIFE & CASUALTY CO
filed 1996-02-26
CIK 2648

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
                       ANNUAL REPORT PURSUANT TO SECTION 13
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                          Commission file number 1-5704

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

Registrant's telephone number, including area code: (860) 273-0123 Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996 was $8,553,764,659.

As of January 31, 1996, 114,869,153 shares of the registrant's
Common Capital Stock without par value were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1995 annual report to shareholders
(the "Annual Report").  (Parts I, II and IV)

Portions of the registrant's proxy statement to be filed on or about March 20, 1996 (the "Proxy Statement"). (Parts III and IV)

                        TABLE OF CONTENTS

                                                                          Page
                                                                          ____

PART I

Item  1.   Business.
           A.  Organization of Business                                      3
           B.  Financial Information about Industry Segments                 4
           C.  Description of Business Segments
               1.  Aetna Health Plans                                        5
               2.  Aetna Life Insurance & Annuity                            9
               3.  International                                            13
               4.  Large Case Pensions                                      14
               5.  Corporate                                                15
               6.  Discontinued Operations - Property-Casualty Operations   16
               7.  Reserves Related to Discontinued Operations              21
               8.  General Account Investments                              25
                   a.  Investments Related to Continuing Operations         25
                   b.  Investments Related to Discontinued Operations       27
               9.  Other Matters
                   a.  Regulation                                           29
                   b.  NAIC IRIS Ratios                                     32
                   c.  Ratios of Earnings to Fixed Charges and Earnings
                       to Combined Fixed Charges and Preferred Stock
                       Dividends                                            33
                   d.  Miscellaneous                                        33
Item  2.   Properties.                                                      34
Item  3.   Legal Proceedings.                                               34
Item  4.   Submission of Matters to a Vote of Security Holders.             34
Executive Officers of Aetna Life and Casualty Company                       35

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.                                             37
Item  6.   Selected Financial Data.                                         37
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             37
Item  8.   Financial Statements and Supplementary Data.                     37
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                             37

PART III

Item 10.   Directors and Executive Officers of the Registrant.              38
Item 11.   Executive Compensation.                                          38
Item 12.   Security Ownership of Certain Beneficial Owners and Management.  38
Item 13.   Certain Relationships and Related Transactions.                  38

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                                     38
Index to Financial Statement Schedules                                      42
Signatures                                                                  59

                              PART I

Item 1.  Business.

A.  Organization of Business

Aetna Life and Casualty Company was organized in 1967 as a Connecticut insurance corporation. Aetna Life and Casualty Company and its subsidiaries (collectively, "Aetna" or the "company") constitute one of the nation's largest insurance/financial services organizations based on its assets at December 31, 1994. Based on 1994 premium rankings, the company also is one of the nation's largest stock insurers of property-casualty lines and one of the largest writers of health care products, and group life, annuity and pension products. Although the company offers insurance and financial services products in foreign countries, 90% of its total revenue (including Discontinued Operations - see below) in 1995 was derived from domestic sources.

The company entered into a definitive agreement, dated November 28, 1995, to sell its property-casualty operations to The Travelers Insurance Group Inc. for $4.0 billion in cash, subject to various closing adjustments. The sale is subject to state regulatory approval and other customary conditions and is expected to be completed no later than midyear 1996. In light of the sale agreement, the company's property-casualty operations have been classified as Discontinued Operations. (For additional information regarding Discontinued Operations, see MD&A - Overview
- Sale of Property-Casualty Operations in the 1995 Annual Report.)

The agreement to sell the company's property-casualty business reflects the company's strategic decision to focus its resources on pursuing growth opportunities in its managed care business and other remaining businesses. The company is considering a variety of strategic options, and is looking for opportunities to make managed care investments or acquisitions to further strengthen the company's overall market position. The company also expects to evaluate opportunities for growth of its financial services businesses and strengthen their competitive position, and opportunities to develop its current international operations and enter selected new markets where suitable opportunities exist.

The company's reportable segments are Aetna Health Plans, Aetna Life Insurance & Annuity, International, Large Case Pensions, Corporate and Discontinued Operations - Property-Casualty Operations. The principal products included in such segments (other than Corporate) are:

Aetna Health Plans:
     Health
     Specialty health
     Group insurance

Aetna Life Insurance & Annuity:
     Retirement and investment products
       (including individual and group annuities)
     Financial and administrative services
     Life insurance (including universal life, variable universal life, interest-sensitive whole life and term products)

International:
     Life insurance and financial services

Large Case Pensions:
     Group retirement and other savings products
     Investment management and advisory services

Discontinued Operations - Property-Casualty Operations:
     Automobile
     Fidelity and surety
     Fire and allied lines
     General liability
     Homeowners
     Marine
     Multiple peril
     Workers' compensation

B.  Financial Information about Industry Segments

Revenue, income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect adjustments, income from Discontinued Operations, net of tax, net income (loss), and assets, by industry segment are set forth in Note 15 to the Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue, income (loss) from continuing operations before extraordinary item and cumulative effect adjustments and income (loss) from Discontinued Operations, attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to 1994 and 1993 financial information to conform to 1995 presentation.

C.  Description of Business Segments

1.  Aetna Health Plans

Principal Products
__________________

The Aetna Health Plans ("AHP") segment consists of Health, Specialty Health and Group Insurance businesses. The Health business provides a full spectrum of managed care and traditional indemnity plans.
Specialty Health products include behavioral health, pharmacy and dental plans, which provide managed care or indemnity features.

The Group Insurance business provides life insurance, disability, including managed disability, and long-term care plans. Group life insurance consists principally of renewable term coverage, the amounts of which frequently are linked to individual employee wage levels.
The company also offers group universal life and whole life products. Group disability insurance includes coverage for disabled employees' income replacement benefits.

AHP products and services are marketed primarily to employers for the benefit of employees and their dependents. Plans may be insured (risk plans), whereby Aetna assumes all or a portion of health care cost and utilization risk, or self-funded (nonrisk plans), whereby employers assume all or a significant portion of such risks. AHP also provides administrative and claim services and, in many cases, partial insurance protection, for an appropriate fee or premium charge.

Continuing concern over the rising costs of health care and the need for quality assurance have resulted in a continuation of a market shift away from traditional forms of health benefit coverage to a variety of managed care products. The company offers the following Health products:

Health Maintenance Organization (HMO) plans offer the most comprehensive form of managed care. Health care for the member is coordinated by a personally selected primary care physician in AHP's HMO network, with minimal out-of-pocket costs for the member and an emphasis on preventative care. Typically, no benefits are provided if the member chooses to seek nonemergency care without referral from the primary care physician.

Preferred Provider Organization (PPO) plans offer the member a choice of any health care provider, but benefits are paid at a higher level when care is received from an AHP PPO network provider.

Point-of-Service (POS) plans blend PPO and HMO advantages. The member selects a primary care physician from AHP's POS network to provide or coordinate all necessary health care, including routine and preventative services. The member may also choose to seek care from any other provider, without referral from the primary care physician, at a reduced level of benefits.

Traditional indemnity plans allow freedom of provider choice for covered services with no in-network discounts available. These plans are not considered managed care, although they may include some medical management features, such as inpatient certification, reasonable and customary charges and benefits for preventative services (e.g. cancer screening).

At year end 1995, the company operated various types of managed care networks in approximately 241 Standard Metropolitan Statistical Areas with aggregate enrollment of approximately 8 million members. AHP contracts with approximately 200,000 physicians and more than 2,200 hospitals in all 50 states. As described above, managed care products differ from traditional indemnity products primarily through the use of health care networks (physicians, hospitals and other health care professionals and facilities) and the implementation of medical management procedures designed to enhance the quality and affordability of medical services. Such procedures, including negotiated contracts with health care providers, development and implementation of guidelines for appropriate utilization of health care resources and working with health care providers to review treatment patterns in order to improve consistency and quality, are designed to enable managed care companies and their customers to control medical costs more effectively.

With an emphasis on promoting high quality, as well as affordable health care, the company is seeking accreditation for its HMO plans from the National Committee for Quality Assurance (NCQA), a national organization established to review the quality and medical management systems of its HMOs and other managed care plans. Accreditation by NCQA is a nationally recognized standard. As of the end of 1995, eight of AHP's HMOs have received accreditation.

The company's health care network physicians and hospitals have traditionally been independent contractors. Beginning in 1993, the company, in an effort to further contain health care costs and to improve quality and network access, initiated a program to acquire or develop ownership or management interests in primary care physician practices. At the end of 1995, the company owned and managed 62 physician practices in eight cities. AHP expects to continue to invest in the acquisition or development of physician practices and in other programs which the company believes will improve its ability to control health care costs and enhance quality.

AHP continues to develop a wide range of products and services tailored to provide its members with choices to meet their individual needs and to help plan sponsors manage their benefit plan costs effectively. The number of AHP members covered under all managed and traditional indemnity health care plans was approximately 12.0 million at December 31, 1995. These members were distributed throughout all 50 states, with 3.8 million members in the northeast region of the country, 2.4 million in the southeast, 3.1 million in the central region and 2.7 million in the west.

For additional information regarding products offered by AHP, see
Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A") - Aetna Health Plans in the Annual
Report.

The following table summarizes group Health and Specialty Health, and Group Insurance premiums for the years indicated:

(Millions)                     1995        1994        1993        1992        1991
                               ____        ____        ____        ____        ____


Health and Specialty
 Health                        $4,835.4    $4,423.1    $3,507.5    $3,349.8    $3,223.4
Group Insurance (1)             1,114.3     1,188.4     1,193.1     1,236.9     1,243.9
                               ________    ________    ________    ________    ________
    Total                      $5,949.7    $5,611.5    $4,700.6    $4,586.7    $4,467.3
                               ________    ________    ________    ________    ________
                               ________    ________    ________    ________    ________

 (1) The decreases in 1995 and 1994 premiums reflect the runoff of mortgage and credit-related life and disability coverages which are no longer offered. The decrease in 1993 premiums reflects increased refunds on retrospectively rated policies due to favorable experience.

Competition
___________

The markets in which AHP's products are sold are highly competitive. In addition to other insurance companies, AHP competes with local and regional HMOs and other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations and, in certain coverages, with programs sponsored by the federal or state governments. Additionally, in recent years, some large employers have moved to totally self-funded and self-administered benefit plans. Competition largely is based upon product features and prices and, in the case of managed health care plans, upon the quality of services provided, the geographic scope of the provider networks and the medical specialties available in such networks. Based on 1994 membership, Aetna is the third largest health care company in the United States and the fourth largest underwriter of group life insurance. In addition, Aetna is the largest commercial administrator of Medicare benefits, processing claims for over 7,300 hospitals, skilled nursing facilities and home health agencies, and for physicians in nine states.

Method of Distribution
______________________

Products are sold principally through salaried field representatives and home office marketing personnel who often work with independent consultants and brokers who assist in the production and servicing of business.

Reserves
________

For Group Insurance products, policy reserve liabilities are established as premiums are received to reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on Aetna's experience, which is periodically reviewed against published industry data. For long term disability products, reserves are established for (i) lives currently in payment status (using standard industry morbidity and interest rate assumptions), (ii) lives who have not satisfied the waiting period (using a percentage of premiums based on Aetna's experience) and (iii) claims that have been incurred but not reported. For Health and Specialty Health risk products, reserves reflect estimates of the ultimate cost of claims including (i) claims that have been reported but not settled, and (ii) claims that have been incurred but have not yet been reported. AHP claim reserves are based on factors derived from past experience. Reserves for most of these products reflect retrospective experience rating, except for smaller group insurance cases and HMOs, which generally are not retrospectively experience rated.

Reinsurance
___________

Aetna utilizes a variety of reinsurance agreements with nonaffiliated insurers to share insurance risks on Health, Specialty Health and Group Insurance businesses as directed by the insured and to control its exposure to large losses. Generally, these agreements are established on a case-by-case basis to reflect the circumstances of specific group insurance risks.

Group Life Insurance In Force and Other Statistical Data
________________________________________________________

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Amounts in millions except number of policies and contracts in force)

                                1995         1994         1993         1992         1991
                                ____         ____         ____         ____         ____

In force, end of year           $274,429     $288,546     $299,996     $307,070     $305,261
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Terminations (lapses and all
  other) (1)                    $ 14,119     $ 24,946     $ 29,855     $ 28,322     $ 20,558
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Number of policies and
 contracts in force, end of
  year:  (2)
  Group life contracts            19,175       23,268       24,440       24,496       25,737
  Group conversion
   policies (3)                   33,358       37,513       38,431       39,567       40,370

(1) The increases in 1993 and 1992 terminations resulted primarily from the nonrenewal and termination of certain large contracts in each year.

(2) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(3) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

2.  Aetna Life Insurance & Annuity

Principal Products
__________________

Aetna Life Insurance & Annuity ("ALIAC") markets and services two principal types of products: (1) financial services and (2) life insurance.

The financial services products include individual and group annuity contracts which offer a variety of funding and distribution options for personal and employer-sponsored retirement plans that qualify under IRC Sections 401, 403, 408 and 457, and individual and group nonqualified annuity contracts. These contracts may be immediate or deferred and are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. Financial services also include pension plan administrative services.

The life insurance products include universal life, variable universal life, interest-sensitive whole life and term insurance. These products are offered primarily to individuals, small businesses, employer-sponsored groups and executives of Fortune 2000 companies. ALIAC's universal life product accounted for approximately 92% of individual life sales in 1995.

Annuity products typically offer fixed (fully guaranteed and experience rated) investment options and variable investment options (discussed below). For fully guaranteed and experience rated options ALIAC earns a spread representing the difference between income on investments and interest credited to customer reserves.

The company's variable products (variable annuity and variable life contracts) utilize Separate Accounts to provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Assets held under these products are invested, as designated by the contractholder or participant under a contract, in Separate Accounts which in turn invest in shares of mutual funds that are managed by ALIAC, where ALIAC receives fees for acting as investment advisor, or other selected mutual funds that are not managed by ALIAC.

ALIAC is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. ALIAC also receives fees for serving as investment advisor and providing administrative services, as well as sales charges on certain products. Various investment advisory services also are offered through a number of affiliates that are registered investment advisors.

Product retention is a key driver of profitability for annuity products. To encourage product retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception.
The period of time and level of the charge vary by product. In addition, a new approach being incorporated into recent variable contracts with fixed interest account investment options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of other competitors.

Universal life products include a cash value component that is credited with interest at competitive rates. ALIAC earns the spread between investment income and interest credited on customer cash values. Universal life cash values are charged for cost of insurance coverage and for administrative expenses.

Life insurance products typically require high costs to acquire business. Retention, an important driver of profitability, is encouraged through product features. For example, the company's universal and interest-sensitive whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within 7 to 20 years of the contract's inception or for variable life within 10 years. The period of time and level of the charge vary by product. In addition, more favorable credited rates and policy loan terms may be offered after policies have been in force for a period of time. To further encourage retention, life insurance agents are typically paid renewal commissions or service fees.

Certain of the ALIAC life insurance and annuity products allow customers to borrow against their policies. At December 31, 1995, approximately 25% of outstanding policy loans were on individual annuity policies and had fixed interest rates ranging from 1% to 3%. Approximately 63% of outstanding policy loans at December 31, 1995 were on individual life policies and had fixed interest rates ranging from 5% to 9%. The remaining 12% of outstanding policy loans had variable interest rates averaging 8% at December 31, 1995. Investment income from policy loans was $25 million for the year ended December 31, 1995.

At December 31, assets under management, including Separate Accounts and assets held and managed by unaffiliated mutual funds, were $25.9 billion in 1995, $20.0 billion in 1994, $18.8 billion in 1993, $15.0 billion in 1992 and $13.2 billion in 1991. Under Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), assets under management at December 31, 1995, 1994 and 1993 included net unrealized gains (losses) of approximately $800 million, $(390) million and $750 million, respectively.

The following table summarizes premiums and deposits for the years indicated:


(Millions)                   1995        1994        1993        1992        1991
                             ____        ____        ____        ____        ____
Premiums                     $   178.3   $   168.3   $   125.7   $   111.9   $   174.5
Deposits                       3,902.8     2,966.3     2,543.0     1,937.3     1,871.0
                             _________   _________   _________   _________   _________
                             $ 4,081.1   $ 3,134.6   $ 2,668.7   $ 2,049.2   $ 2,045.5
                             _________   _________   _________   _________   _________
                             _________   _________   _________   _________   _________

Competition
___________

In the financial services products markets, competition arises from other insurance companies, banks, mutual funds and other investment managers. Principal competitive factors are cost, service, level of investment performance and the perceived financial strength of the investment manager or sponsor.

The markets for life insurance products are highly competitive among insurance companies. Competition largely is based upon product features and prices.

Competition in financial services and life insurance markets may affect, among other matters, both business growth and the pricing of the company's products and services.

Method of Distribution
______________________

Financial services products generally are sold through pension professionals, brokers, third party administrators, banks and dedicated career agents.

Life insurance products are marketed by independent agents and brokers and career agents.

Reserves
________

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

The above-indicated reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

Reinsurance
___________

ALIAC retains no more than $10 million of risk per individual life insured. Amounts in excess of the retention limit are reinsured with unaffiliated companies.

Life Insurance In Force and Other Statistical Data
__________________________________________________

The following table summarizes changes in life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:


(Amounts in millions, except number of policies and average size of policies in force)

                                1995         1994         1993         1992         1991
                                ____         ____         ____         ____         ____
Sales and additions:
  Permanent:
    Nonparticipating            $  5,212     $  3,348     $  2,656     $  3,107     $  2,930
    Participating                     12           13           13           14           13
  Term:
    Nonparticipating               2,602          595          247           92          114
    Participating                    390        1,787        1,838          747        1,209
                                ________     ________     ________     ________     ________
     Total                      $  8,216     $  5,743     $  4,754     $  3,960     $  4,266
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Terminations:
  Surrenders and conversions    $  1,620     $  1,494     $  1,692     $  2,004     $  1,976
  Lapses                           1,874        1,973        2,151        2,372        2,752
  Other                              281          306          321          371          358
                                ________     ________     ________     ________     ________
     Total                      $  3,775     $  3,773     $  4,164     $  4,747     $  5,086
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

In force, end of year:
  Permanent                     $ 34,614     $ 31,879     $ 31,139     $ 31,270     $ 31,263
  Term                            12,559       10,853        9,623        8,902        9,696
                                ________     ________     ________     ________     ________
     Total                      $ 47,173     $ 42,732     $ 40,762     $ 40,172     $ 40,959
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Number of policies in force,
 end of year:
  Nonparticipating               546,007      551,381      569,322      580,846      605,233
  Participating                  113,045      120,967      127,319      135,440      146,308
                                ________     ________     ________     ________     ________
     Total                       659,052      672,348      696,641      716,286      751,541
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________

Average size of policies in
 force, end of year:
  Nonparticipating              $ 71,138     $ 61,121     $ 56,639     $ 55,281     $ 52,983
  Participating                   73,433       74,658       66,887       59,528       60,775


3.  International

The International segment ("International"), through subsidiaries and joint venture operations, sells primarily life insurance and financial services products in non-U.S. markets including Canada, Mexico, Taiwan, Chile, Malaysia, Hong Kong, New Zealand, Peru, Argentina and Indonesia. International operations are subject to regulation in the various jurisdictions in which they do business. In most of the geographic areas and markets in which International has operations, the competition is extensive. Methods of distribution vary by country and by product, and include direct sales, sales through agents and brokers, and sales through joint venture-related enterprises.

On June 30, 1993, the company completed the sale of its U.K. life and investment management operations. The company realized an after-tax capital loss of $12 million on the sale, as well as $37 million of tax benefits from prior year operating losses of the subsidiary not previously available for tax benefits.

The company completed the sale of its 43% interest in La Estrella
S.A. de Seguros, a Spanish insurance company, to Banco Hispano
Americano in May 1991. The company realized a net capital gain of $33 million (after tax) on the sale.

Conducting business and investing in international markets pose unique risks which vary from country to country. Such risks include, but are not limited to, political developments, including tax changes, nationalization and changes in regulatory policy, currency restrictions, currency fluctuations, as well as the consequences of hostilities and unrest. Management believes that its continued focus on entering new markets where suitable opportunities exist and development of existing operations will help to reduce the exposure to these risks through further diversification of its operations.

The following table sets forth International's premium revenue, net investment income, other income and net realized capital gains/losses and life insurance in force, before deductions for reinsurance ceded to other companies:


(Millions)                          1995         1994         1993         1992         1991
                                    ____         ____         ____         ____         ____

Premiums                            $1,038.5     $  887.1     $  909.5     $  814.8     $  500.0
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________
Net investment income, other
 income and net realized capital
 gains/losses                       $  421.3     $  409.9     $  369.8     $  387.6     $  390.2
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________
Life insurance in force, end
  of year                           $ 59,384     $ 45,126     $ 44,186     $ 37,172     $ 30,083
                                    ________     ________     ________     ________     ________
                                    ________     ________     ________     ________     ________


Premium growth in 1995 resulted primarily from increases in the volume of business sold in the Pacific Rim and Latin American markets.

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

4. Large Case Pensions

Principal Products
__________________

The Large Case Pensions segment manages a variety of retirement and other savings products (including pension and annuity products), and offers investment management and advisory services to nonpension customers. Certain of these products provide a variety of investment guarantees, funding and benefit payment distribution options and other services. (For additional information regarding the products offered by Large Case Pensions, see MD&A - Large Case Pensions in the Annual Report.)

The majority of Large Case Pensions' products that utilize Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Large Case Pensions earns a management fee on these Separate Accounts. Various investment advisory services also are offered through a number of wholly owned subsidiaries that are registered investment advisors.

In January 1994, the company announced its decision to discontinue the sale of its fully guaranteed large case pension products.
(For additional information, see MD&A - Large Case Pensions in the
Annual Report.)

At December 31, assets under management, including Separate Accounts, were $46.4 billion in 1995, $46.3 billion in 1994, $52.8 billion in 1993, $53.4 billion in 1992 and $52.8 billion in 1991. Under FAS 115, assets under management at December 31, 1995, 1994 and 1993 included net unrealized gains (losses) of approximately $790 million, $(540) million and $750 million, respectively.

The following table summarizes premiums and deposits for the years indicated:


(Millions)                   1995          1994          1993          1992          1991
                             ____          ____          ____          ____          ____

Premiums                     $   264.9     $   234.4     $   185.9     $   204.2     $   292.4
Deposits                       1,623.7       1,915.6       2,791.6       2,925.1       3,531.2
                             _________     _________     _________     _________     _________
  Total                      $ 1,888.6     $ 2,150.0     $ 2,977.5     $ 3,129.3     $ 3,823.6
                             _________     _________     _________     _________     _________
                             _________     _________     _________     _________     _________


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

Reserves
________

As a result of discontinuing fully guaranteed large case pension products, the company established a reserve that represents the present value of anticipated net cash flow shortfalls as the liabilities from such products are run off. Such net cash flow shortfalls include anticipated losses from negative interest margins (i.e., the amount by which interest credited to holders of such contracts exceeds interest earned on investment assets supporting the contracts), future capital losses, and operating expenses and other costs expected to be incurred as the liabilities are run off. For additional information on this reserve, see Note 3 of Notes to Financial Statements in the Annual Report.

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

5.  Corporate

The Corporate segment includes interest expense and other net corporate expenses which are not directly related to the company's business segments. "Other net corporate expense" includes items such as corporate staff areas, advertising and contributions, partially offset by net investment income.

6.  Discontinued Operations - Property-Casualty Operations

Principal Products
__________________

For additional information regarding Discontinued Operations, see
Organization of Business on page 3 and MD&A - Overview - Sale of
Property-Casualty Operations in the Annual Report.

Discontinued Operations provides most types of commercial and personal property-casualty insurance, bonds, and insurance-related services for businesses, government units and associations and individuals.

Commercial and personal coverages accounted for 70% and 30%, respectively, of Aetna's 1995 property-casualty net written premiums. Commercial coverages are sold for risks of all sizes and include fire and allied lines, multiple peril, marine, workers' compensation, general liability (including product liability), commercial automobile, certain professional liability, and fidelity and surety bonds. In addition, Aetna offers various services to businesses that choose to self-insure certain exposures. Aetna also reinsures various property and liability risks, primarily through agreements with nonaffiliated insurers, on both a treaty and facultative basis. Personal coverages include auto and homeowners insurance.

Approximately 94% of Aetna's 1995 net property-casualty business written was voluntary. The remainder was written by various assigned risk plans, facilities and pools of which Aetna is a member. These organizations are formed to meet statutory requirements relating to the writing of certain types of property-casualty risks or to spread particularly large loss exposures among insurers pursuant to a prearranged allocation formula. Participation is mandatory, and underwriting decisions are made by such facilities independent of their membership.

For a significant portion of the commercial lines, Aetna uses advisory or compulsory rate structures and, in some instances, forms that were developed by agencies and bureaus in which insurance companies are authorized to participate through state regulation. However, in recent years, Aetna has emphasized the development of independent coverages designed for sale to specific market segments.

The following table sets forth the premium revenue, underwriting results and net investment income, fees and other income and net realized capital gains of Discontinued Operations for the years indicated:

(Dollar amounts in millions)   1995          1994          1993          1992          1991
                               ____          ____          ____          ____          ____
Statutory:
  Net written premiums         $ 4,081.3     $ 4,400.5     $ 4,517.0     $ 4,916.3     $ 5,810.6
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Premiums earned              $ 4,111.6     $ 4,321.9     $ 4,656.2     $ 5,046.9     $ 5,973.0
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Loss ratios                      102.8%         87.5%         90.1%         92.5%         83.7%
  Expense ratios                    33.5          35.2          34.4          32.9          30.7
                               _________     _________     _________     _________     _________

  Combined ratios:
   Before policyholder
    dividends                      136.3%        122.7%        124.5%        125.4%        114.4%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   After policyholder
    dividends                      136.7%        123.3%        125.2%        126.1%        115.4%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   After policyholder
    dividends, adjusted
    for discounting                136.7%        123.3%        116.4% (1)    126.1%        115.4%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   After policyholder
    dividends, adjusted for
    discounting and additions to
    environmental and asbestos-
    related claims reserves(2)     108.1%        117.1%        113.6%        117.3%        113.2%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

GAAP:  (3)

  Net written premiums         $ 4,081.3     $ 4,431.2     $ 4,465.2     $ 4,916.3     $ 5,810.6
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Premiums earned              $ 4,118.9     $ 4,390.8     $ 4,653.2     $ 5,076.3     $ 6,010.4
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
  Adjusted underwriting
   loss (pretax)(4)            $(1,434.4)    $  (795.0)    $  (989.8)    $(1,291.6)    $  (933.9)
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
  Net investment income,
   fees and other income
   and net realized
   capital gains               $ 1,139.3     $   948.1     $ 1,274.7     $ 1,437.2     $ 1,323.3
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

  Loss ratios                      102.3%         84.9%         89.6%         93.0%         83.7%
  Expense ratios                    32.3          32.2          32.3          32.7          30.4
                               _________     _________     _________     _________     _________

  Combined ratios:
   Before policyholder
    dividends                      134.6%        117.1%        121.9%        125.7%        114.1%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   After policyholder
    dividends                      135.1%        117.7%        122.5%        126.4%        115.0%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   After policyholder
    dividends, adjusted for
    discounting                    135.1%        117.7%        113.6% (1)    126.4%        115.0%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________
   After policyholder
    dividends, adjusted for
    discounting and additions to
    environmental and asbestos-
    related claims reserves(2)     106.6%        111.5%        110.8%        117.6%        112.8%
                               _________     _________     _________     _________     _________
                               _________     _________     _________     _________     _________

(1) Has been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves ($250.0 million, after tax).

(2) Excludes the effect of additions to environmental and asbestos-related claims reserves in all years, and in 1993, has also been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves
    ($250.0 million, after tax).

(3) Generally Accepted Accounting Principles.

(4) Includes a charge of $83.6 million in 1991 related to the company's withdrawal from the Massachusetts personal automobile insurance market pursuant to an agreement with the Massachusetts Division of Insurance.


Discontinued Operations' underwriting profitability generally is expressed in terms of combined ratios. When the combined ratio is under 100%, underwriting results are considered profitable; when the ratio is over 100%, underwriting results are considered unprofitable. The combined ratio is the sum of (i) the percentage of earned premiums that is paid or reserved for losses and related loss adjustment expenses (the "loss ratio"), (ii) the percentage of earned premiums that is paid or reserved for dividends to policyholders, and (iii) the percentage of written premiums that is paid or reserved for sales commissions, premium taxes, administrative and other underwriting expenses (the "expense ratio"). The combined ratio does not reflect net investment income, fees and other income, net realized capital gains/losses or federal income taxes. The statutory combined ratio does not reflect adjustments to underwriting results in accordance with GAAP.

Adjusted underwriting loss reflects GAAP adjustments (primarily the establishment of a reserve for severance and facilities charges, deferred policy acquisition costs and pre-1992 salvage and subrogation) to underwriting results.

The following table sets forth for Discontinued Operations' major domestic coverages for the years indicated (a) the percentage of Discontinued Operations' statutory net written premiums (NWP) and
(b) statutory combined ratios before policyholders' dividends:

PERCENTAGE DISTRIBUTION OF STATUTORY NET WRITTEN PREMIUMS
AND COMBINED RATIOS

                          1995             1994             1993             1992            1991
                          ____             ____             ____             ____            ____
                              COMBINED         COMBINED         COMBINED         COMBINED        COMBINED
                        NWP    RATIO     NWP    RATIO     NWP    RATIO     NWP    RATIO    NWP    RATIO
                        ___    _____     ___    _____     ___    _____     ___    _____    ___    _____

Auto liability:
  Bodily injury          16.9%  102.5   15.6%   111.6    17.7%   119.3    17.1%   127.7    18.3%  133.0
  Property damage         5.9   104.3    5.7     95.9     6.5     70.0     6.5     81.2     7.2   101.8
Auto physical damage      8.7    87.7    8.2     99.4     9.2     91.8     9.6     94.9    11.8    90.3
Fidelity and surety       4.7    69.6    3.8     80.4     3.7     92.9     3.0     91.8     3.0    99.4
Fire and allied lines     5.4   113.7    4.7    116.5     4.3    123.7     3.2    127.0     3.2   127.0
General liability        10.6   439.5   12.4    177.9    12.4    150.5    13.2    166.8    11.0   118.7
Homeowners                7.2   112.6    9.0    136.1     9.1    124.0     7.9    132.6     8.8   112.4
Marine                    3.4    91.7    3.1     97.0     3.0     94.1     2.6     90.6     2.3   105.6
Multiple peril           21.5   110.7   18.5    112.0    17.2    115.6    15.0    115.2    12.2   110.0
Workers' compensation    14.0   100.3   17.5    117.1    17.9    171.1    20.8    138.2    21.2   120.0
Other (1)                 1.7     N/M*   1.5      N/M*   (1.0)     N/M*    1.1      N/M*    1.0     N/M*
                        _____          _____            _____            _____            _____
  Total before
   policyholders'
   dividends            100.0%  136.3  100.0%   122.7   100.0%   124.5   100.0%   125.4   100.0%  114.4
                        _____   _____  _____    _____   _____    _____   _____    _____   _____   _____
                        _____   _____  _____    _____   _____    _____   _____    _____   _____   _____
  Total after
   policyholders'
   dividends                    136.7           123.3            125.2            126.1           115.4
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____
  Total after
   policyholders'
   dividends, adjusted
   for discounting              136.7           123.3            116.4 (2)        126.1           115.4
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____
  Total after policyholder
   dividends, adjusted for
   discounting and additions to
   environmental and asbestos
   related reserves(3)          108.1           117.1            113.6            117.3           113.2
                                _____           _____            _____            _____           _____
                                _____           _____            _____            _____           _____

(1) Net written premiums in 1993 reflect a refund of $115 million related to a Texas Catastrophe
    Insurance Association reinsurance contract.
(2) Has been adjusted for the cumulative effect benefit of discounting of workers' compensation life table indemnity reserves ($250.0 million, after tax).
(3) Excludes the effect of additions to environmental and asbestos-related claims reserves in all years, and in 1993, has also been adjusted for the cumulative effect benefit of discounting of workers'
    compensation life table indemnity reserves ($250.0 million, after tax).
*   Not meaningful.

The following table summarizes Discontinued Operations' statutory net written premiums for the years indicated:

(Millions)                      1995         1994         1993         1992         1991
                                ____         ____         ____         ____         ____
Auto liability:
 Bodily injury                  $  689.0     $  685.9     $  798.9     $  841.6     $1,061.0
 Property damage                   239.8        251.1        295.1        322.0        420.1
Auto physical damage               355.7        359.6        414.3        472.1        686.2
Fidelity and surety                191.7        169.3        166.8        146.9        174.4
Fire and allied lines              221.1        206.0        192.6        156.4        186.2
General liability                  430.9        544.2        560.6        647.4        641.7
Homeowners                         295.6        394.9        412.7        389.5        509.0
Marine                             138.8        137.7        134.0        125.8        135.6
Multiple peril                     879.7        815.3        776.1        738.0        707.5
Workers' compensation              570.3        768.8        808.4      1,021.4      1,231.3
Other (1)                           68.7         67.7        (42.5)        55.2         57.6
                                ________     ________     ________     ________     ________
   Total                        $4,081.3     $4,400.5     $4,517.0     $4,916.3     $5,810.6
                                ________     ________     ________     ________     ________
                                ________     ________     ________     ________     ________
_____________________

(1) Net written premiums in 1993 reflect a refund of $115 million related to a Texas Catastrophe Insurance Association reinsurance contract.

The following table sets forth Aetna's percentage distributions of Discontinued Operations' direct written premiums in various jurisdictions for the years indicated:

        GEOGRAPHIC DISTRIBUTION OF DIRECT WRITTEN PREMIUMS

                              1995       1994       1993       1992       1991
                              ____       ____       ____       ____       ____

California (1,2)               8.4%       7.8%       9.2%       9.6%       9.2%
Connecticut                    6.2        5.9        5.8        6.0        6.0
Florida                        5.7        5.4        4.7        4.1        4.1
Georgia                        1.6        1.6        1.6        1.7        2.1
Illinois                       2.5        2.8        2.8        2.7        2.7
Louisiana                      1.2        1.0        1.2        2.1        2.5
Massachusetts (3)              5.1        5.4        6.2        7.5        8.3
New Jersey                     5.5        5.6        5.1        4.4        3.9
New York                      17.7       17.9       17.7       17.4       16.8
North Carolina                 3.1        3.4        3.4        3.0        3.1
Ohio                           2.3        2.2        2.0        1.7        1.7
Pennsylvania                   7.4        7.5        7.6        7.3        7.0
Tennessee                      1.7        2.0        2.2        2.0        1.9
Texas                          6.4        5.9        4.9        4.9        6.0
Virginia                       2.9        2.8        2.7        2.7        2.6
All other (4)                 22.3       22.8       22.9       22.9       22.1
                             _____      _____      _____      _____      _____
   Total                     100.0%     100.0%     100.0%     100.0%     100.0%
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

Competition
___________

Property-casualty insurance is highly competitive in the areas of price, service, agent relationships and, in the case of personal lines, method of distribution (i.e., use of independent agents, captive agents and/or employees). There are approximately 3,300 property-casualty insurance companies in the United States. Of those companies, approximately 900 operate in all or most states and write the vast majority of the business, while over 2,400 offer one or more property-casualty products similar to those marketed by Aetna. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, risk-purchasing groups, risk-retention groups and captive companies. Based on 1994 written premiums, Aetna was one of the largest underwriters of commercial and personal property-casualty coverages in the United States.

Method of Distribution
______________________

Aetna's property-casualty coverages are sold through approximately 4,800 independent agents and brokers supervised and serviced by 22 district offices with over 70 other points of service throughout the country.

Reserves
________

See Reserves Related to Discontinued Operations on pages 21 through 24.

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

In addition to the above, Aetna utilizes a variety of reinsurance agreements, primarily with nonaffiliated insurers, to control its exposure to large losses. These agreements, most of which are renegotiated annually as to coverage, limits and price, are structured either on a treaty basis (where all risks meeting prescribed criteria are automatically covered) or on a facultative basis (where the circumstances of specific individual insurance risks are reflected). The amount of risk retained by Aetna depends on the underwriter's evaluation of the specific risk, subject to maximum limits based on risk characteristics and the type of coverage. The principal catastrophe reinsurance agreement currently in force covers approximately 90% of specified property losses between $150 million and $325 million. The company also has in place an aggregate excess of loss arrangement with respect to all of its property-casualty lines for accident year 1995, providing up to approximately $250 million of additional net protection.

For additional information on reinsurance, see MD&A - Discontinued Operations' Reserves and Note 2 of Notes to Financial Statements in the Annual Report.

Aetna has internal property-casualty reinsurance arrangements under which the risks and premiums of virtually all coverages written by the company's Discontinued Operations' subsidiaries (other than fidelity and surety bonds) are redistributed among those subsidiaries on a percentage basis. The percentages are adjusted from time to time to reflect the relative underwriting capacities and other capital needs of participants in the reinsurance agreement.

7.  Reserves Related to Discontinued Operations

Aetna establishes liabilities designed to reflect estimates of the ultimate cost, to the extent reasonably estimable, of claims (including claim adjustment expenses). Certain of these liabilities are recorded on a discounted basis (see Note 2 of Notes to Financial Statements in the Annual Report). Estimating the ultimate cost of claims is a complex and uncertain process that relies on actuarial and statistical methods of analysis. The company's reserves include: (i) claims that have been reported but not settled ("case" reserves), and (ii) claim costs that have been incurred but have not been reported ("IBNR" reserves). The establishment of case reserves is dependent upon, among other things, the extent to which coverage was provided, the extent of injury or damage, and, in the case of a contested claim, an estimate of the likely outcome of the adjudication process (to the extent such outcome is estimable). IBNR reserves, established to reflect events and occurrences that are not known to the company but, based on actuarial and historical data (adjusted for the effects of current social, economic and legal developments, trends and factors), are likely to result in claims, also include provision for development on case reserves. As claims are reported and valued by the company, IBNR reserves are reduced by the amount of the reported claim cost. IBNR reserves also are adjusted as the estimates of losses for a given accident year develop. The length of time between occurrence and settlement of a claim varies depending on the coverage and type of claim involved. Estimates become more difficult to make (and are, therefore, more subject to change) as the length of time increases. Actual claim costs are dependent upon a number of complex factors including social and economic trends and changes in doctrines of legal liability and damage awards.

Reserves for Discontinued Operations coverage are recomputed periodically using a variety of actuarial and statistical techniques for producing current estimates of actual claim costs, claim frequency, and other economic and social factors. A provision for inflation in the calculation of estimated future claim costs is implicit since reliance is placed on both actual historical data that reflect past inflation and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to reserves are reflected in the net income of the period in which such adjustments are made.

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

For additional information on Discontinued Operations' reserves, including reserves for environmental-related claims, asbestos-related claims, and workers' compensation claims (including discounting), see MD&A - Discontinued Operations' Reserves in the Annual Report.

The following represents changes in aggregate reserves, net of reinsurance, for the combined Discontinued Operations' experience:(1)



(Millions)                                  1995         1994         1993
                                            ____         ____         ____


Net unpaid claims and claim adjustment
 expenses, net of discount, at
 beginning of year                          $11,144      $11,412      $11,733

Incurred claims and claim
 adjustment expenses:

  Provision for insured events of
   the current year                           3,099        3,488        3,536

  Increases in provision for insured
   events of prior years                      1,134 (2)      259          579 (3)

  Cumulative effect of discounting                -            -         (514)
                                            _______      _______      _______

Total incurred claims and claim
 adjustment expenses                          4,233        3,747        3,601
                                            _______      _______      _______

Payments:

  Claims and claim adjustment expenses
   attributable to insured events of
   the current year                           1,092        1,240        1,039

  Claims and claim adjustment expenses
   attributable to insured events of
   prior years                                2,540        2,775        2,883
                                            _______      _______      _______

Total payments                                3,632        4,015        3,922
                                            _______      _______      _______

Net unpaid claims and claim
 adjustment expenses, net of discount,
 at end of the year                          11,745       11,144       11,412

Reinsurance recoverables, end of year         4,412        4,593        4,394
Deductible amounts recoverable from
 policyholders, end of year (4)                 412          352            -
                                            _______      _______      _______

Gross unpaid claims and claim
 adjustment expenses, at end of year        $16,569      $16,089      $15,806
                                            _______      _______      _______
                                            _______      _______      _______


(1) Accident and health business is excluded.

(2) Includes increases in provision for insured events of prior years of $750 million related to environmental reserves upon completion of the company's 1995 environmental study in the second quarter of 1995 and $335 million related to asbestos reserves in the fourth quarter of 1995.

(3) Includes increases in provision for insured events of prior years of $679 million, offset by the current year effect of the change in accounting to report workers'
    compensation life table indemnity claims on a discounted basis of $(100) million related to the provision for insured events of prior years.

(4) FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts,
    was adopted in 1994.

The following table reconciles, as of year end, reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("statutory basis reserves") to reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves"), for the Discontinued Operations unpaid claims and claim adjustment expenses: (1)

(Millions)                                  1995         1994         1993
                                            ____         ____         ____
Statutory unpaid claims and
 claim adjustment expenses                  $11,603      $11,007      $11,243

Adjustments:
  Subsidiary operations (2)                     142          137          169
  Reinsurance recoverables (3)                4,412        4,593        4,394
  Deductible amounts recoverable
   from policyholders (4)                       412          352            -
                                            _______      _______      _______

GAAP unpaid claims and
 claim adjustment expenses                  $16,569      $16,089      $15,806
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

(4) Information presented gross in 1995 and 1994 due to the adoption of FASB Interpretation
    No. 39, Offsetting of Amounts Related to Certain Contracts, which requires reporting claim liabilities gross of deductible amounts recoverable from policyholders.


The following reserve runoff table represents Aetna's combined
Discontinued Operations' loss and loss expense experience, net of reinsurance recoverables and deductible amounts recoverable from policyholders. Each column shows, for the year indicated:

    the reserve held at year end;

    cumulative data for payments made in each subsequent year for that reserve year;

    liability reestimates made in each subsequent year for that reserve year;

    the redundancy (deficiency) represented by the difference between the original reserve held at the end of that year and the reestimated liability as of the end of 1995; and

    the change in redundancy (deficiency) from the end of each reserve year shown to the end of each subsequent reserve year.

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

Year Ended               1985   1986   1987   1988   1989    1990    1991    1992    1993    1994    1995
                         ____   ____   ____   ____   ____    ____    ____    ____    ____    ____    ____
(Millions)

Net liability for unpaid
  claims and claim
  adjustment expenses net
  of discount  (1)       $6,555 $7,496 $8,699 $9,828 $10,542 $11,049 $11,391 $11,733 $11,412 $11,144 $11,745

Paid (cumulative) as of:

  End of year                 0      0      0      0       0       0       0       0       0       0       0
  One year later          2,063  2,175  2,549  3,131   3,058   3,076   2,966   2,883   2,775   2,540
  Two years later         3,367  3,721  4,544  4,945   4,982   5,127   5,107   4,883   4,633
  Three years later       4,430  5,172  5,792  6,240   6,392   6,727   6,593   6,367
  Four years later        5,498  6,058  6,676  7,202   7,565   7,781   7,778
  Five years later        6,112  6,685  7,348  8,038   8,327   8,698
  Six years later         6,565  7,189  7,986  8,575   9,050
  Seven years later       6,948  7,699  8,372  9,125
  Eight years later       7,369  7,997  8,851
  Nine years later        7,634  8,431
  Ten years later         8,032

Net liability reestimated as of,
  net of discounting: (1) (2) (3)

  End of year             6,555  7,496  8,699  9,828  10,542  11,049  11,391  11,733  11,412  11,144  11,745
  One year later          6,772  7,739  9,013 10,004  10,628  11,100  11,860  11,798  11,671  12,278
  Two years later         7,050  8,180  9,307 10,191  10,777  11,727  12,090  12,136  12,832
  Three years later       7,529  8,531  9,540 10,446  11,362  12,041  12,493  13,324
  Four years later        7,903  8,805  9,801 10,973  11,603  12,516  13,715
  Five years later        8,149  9,076 10,312 11,196  12,176  13,775
  Six years later         8,416  9,568 10,492 11,762  13,445
  Seven years later       8,899  9,765 11,072 13,011
  Eight years later       9,117 10,348 12,338
  Nine years later        9,703 11,620
  Ten years later        10,979

Redundancy (Deficiency)  (4,424)(4,124)(3,639)(3,183) (2,903) (2,726) (2,324) (1,591) (1,420) (1,134)      0
Change in redundancy
  (deficiency)              N/A    300    485    456     280     177     402     733     171     286   1,134
Gross liability,
  end of year (4,5)                                                                  $15,806 $16,089 $16,569
Reinsurance recoverables                                                               4,394   4,593   4,412
Deductible amounts
  recoverable from
  policyholders                                                                            -     352     412
                                                                                     _______ _______  ______
Net liability,
  end of year                                                                        $11,412 $11,144 $11,745
                                                                                     _______ _______ _______
                                                                                     _______ _______ _______
Gross reestimated
  liability-latest (4)                                                               $17,393 $17,166
Deductible recoverable                                                                     -     352
Reestimated
  recoverable-latest                                                                   4,561   4,536
                                                                                     _______ _______
Net reestimated
  liability-latest                                                                   $12,832 $12,278
                                                                                     _______ _______
                                                                                     _______ _______
Gross cumulative deficiency                                                          $(1,587)$(1,077)
                                                                                     _______ _______
                                                                                     _______ _______

(1) The reestimated liability at December 31, 1993 includes $574 million related to development in workers' compensation reserves in the fourth quarter of 1993.  This affected the reestimated liability by reserve year as follows:  $574 million in 1992; $565 million in 1991; $534 million in 1990; $484 million in 1989; $433 million in 1988; $396 million in 1987; $372 million in 1986;
    and $346 million in 1985.
(2) The reestimated liability at December 31, 1993 includes development related to the discounting of workers' compensation life table indemnity claims.  This affected the reestimated liability by reserve year as follows:  $(634) million in 1993; $(614) million in 1992; $(577) million in 1991;
    $(528) million in 1990; $(473) million in 1989; $(417) million in 1988; $(362) million in 1987;
    $(317) million in 1986; and $(274) million in 1985.
(3) The reestimated liability at December 31, 1995 includes increases in provision for insured events of prior years of $750 million related to environmental reserves upon completion of the company's
    1995 environmental study in the second quarter of 1995 and $335 million related to asbestos reserves in the fourth quarter of 1995.
(4) Information presented gross due to the adoption of FAS No. 113, Accounting and Reporting for
    Reinsurance of Short-Duration and Long-Duration Contracts in 1993.  Adoption of FAS No. 113 had no
    impact on the 1993 net loss.
(5) Information presented gross in 1995 and 1994 due to the adoption of FASB Interpretation No. 39,
    Offsetting of Amounts Related to Certain Contracts, which requires reporting claim liabilities gross of deductible amounts recoverable from policyholders.

8.  General Account Investments

The investment income and realized capital gains and losses from the investment portfolios of the company's insurance subsidiaries contribute to the results of the insurance operations described above. The company's investment objective for both continuing operations and Discontinued Operations is to fund policyholder and other liabilities in a manner which enhances shareholder and contractholder value, subject to appropriate risk constraints. It is the company's intention that this investment objective be met by a mix of investments which reflects the characteristics of the liabilities they support; diversifies the types of investment risks in its portfolios by interest rate, liquidity, credit and equity price risk; and achieves asset diversification by investment type, industry, issuer and geographic location. The company regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in the asset portfolios.

Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average bond ratings and diversified sector exposure. In pursuing its investment and risk management objectives, the company utilizes assets whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. (See Note 16 of Notes to Financial Statements in the Annual Report for a discussion of the company's hedging activities).

Using financial modeling and other techniques, the company regularly evaluates the appropriateness of the investments relative to the company's management-approved investment guidelines and the business objectives of the portfolios (including evaluating the interest rate, liquidity, credit and equity price risk resulting from derivative and other portfolio activities). During 1995, the company operated within such investment guidelines by maintaining a mix of investments that diversifies its assets and reflects the characteristics of the liabilities which they support.

See MD&A - General Account Investments in the Annual Report for a further discussion of investments.

a.  Investments Related to Continuing Operations

Consistent with the nature of the contract obligations involved in the company's continuing operations which include health care, group life and disability, individual life, annuity and pension operations, the majority of the general account assets attributable to such operations have been invested in intermediate and long-term, fixed-income obligations such as Treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, see Notes 1, 5, and 6 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested
assets, cash and cash equivalents and accrued investment income as of the end of the years indicated: (1)



(Millions)                                 1995 (2,3)   1994 (2,3) 1993 (2,3) 1992       1991
                                           ____         ____       ____       ____       ____

Debt securities:
  Bonds:
    United States Government and
      government agencies and
      authorities                          $ 3,574.1    $ 4,235.4  $ 4,876.4  $ 2,340.6  $ 1,458.6
    States, municipalities and
      political subdivisions                   489.8        537.4      429.9      468.5      247.6
    Foreign (4)                              4,327.6      2,769.6    3,089.9    1,395.6    2,051.4
    Public utilities                         2,533.3      2,107.9    2,217.3    1,795.0    2,200.6
    Financial                                4,875.1      4,139.7    3,845.9    2,188.6    2,481.1
    Transportation/Capital goods             2,170.5      2,266.9    1,987.7    1,728.6    2,285.2
    Mortgage-backed securities               5,803.3      5,499.3    8,823.2   10,117.4    8,208.3
    Other loan-backed securities             1,748.6      1,331.8       49.1          -          -
    Food and fiber                             681.4        622.8      733.5      652.5      752.0
    Natural resources and services           1,165.1        755.8      897.3      600.4      739.0
    All other corporate bonds                4,482.7      3,248.4    3,459.2    3,814.2    3,286.5
                                           _________    _________  _________  _________  _________
      Total bonds                           31,851.5     27,515.0   30,409.4   25,101.4   23,710.3
  Redeemable preferred stocks                    8.8         10.4       26.7       31.8       27.4
                                           _________    _________  _________  _________  _________
      Total debt securities                 31,860.3     27,525.4   30,436.1   25,133.2   23,737.7
                                           _________    _________  _________  _________  _________

  Equity securities:
    Common stocks                              566.9        512.7      355.7      336.8      297.4
    Non-redeemable preferred stocks             92.8        101.9      105.3      110.1      162.5
                                           _________    _________  _________  _________  _________
      Total equity securities                  659.7        614.6      461.0      446.9      459.9
                                           _________    _________  _________  _________  _________

  Short-term investments                       607.8        344.4      543.0    1,117.3      197.7
  Mortgage loans                             8,327.2     10,389.9   13,000.2   15,925.8   18,399.1
  Real estate (5)                            1,277.3      1,283.7    1,033.8    1,255.8    1,134.4
  Policy loans                                 629.4        533.8      490.7      463.4      434.3
  Other                                        688.6        838.0      697.3      587.8      369.1
                                           _________    _________  _________  _________  _________
      Total investments                    $44,050.3    $41,529.8  $46,662.1  $44,930.2  $44,732.2
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________

Cash and cash equivalents                  $ 1,712.7    $ 2,277.2  $ 1,553.6  $ 1,899.8  $ 2,550.2
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________

Accrued investment income                  $   618.3    $   596.8  $   576.2  $   574.6  $   615.7
                                           _________    _________  _________  _________  _________
                                           _________    _________  _________  _________  _________


(1) Includes International.  Excludes Separate Accounts and investments in affiliates.

(2) All debt securities are carried at fair value in 1995, and a majority are carried at fair value in 1994 and 1993, due to the adoption of FAS No. 115 at December 31, 1993.

(3) Includes $10.3 billion, $11.9 billion and $14.7 billion of investments supporting discontinued
    products in 1995, 1994 and 1993, respectively.

(4) "Foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.

(5) Includes acquisition of real estate through foreclosures (including in-substance foreclosures in 1995 and 1994) of mortgage loans.


The following table summarizes investment results of the company's continuing operations: (1)

(Dollar amounts in millions)
                        Net              Earned Net        Net Realized     Change in Net
                     Investment          Investment        Capital Gains    Unrealized Capital
                     Income (2)        Income Rate (3)     (Losses) (4)     Gains and Losses (5)
                     __________        _______________     _____________    ____________________
For the year:
1995                 $3,575.1           8.5%               $   47.2         $   850.8
1994                  3,631.4           8.4                   (55.2)           (975.7)
1993                  3,966.6           9.0                   (61.2)            374.7
1992                  4,043.2           9.1                   (98.9)            (58.4)
1991                  4,325.6           9.2                  (302.4)             65.0

(1) Includes International.  Excludes Separate Accounts and investments in affiliates.
(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of federal income taxes.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of (i) cash, invested assets and investment income due and accrued less borrowed money at the beginning of the year, and (ii) cash, invested assets and investment income due and accrued less borrowed money at the end of the year, less net investment income.
    Debt securities are reflected primarily at amortized cost for purposes of this calculation.
    Investments in affiliates have been eliminated for purposes of this calculation.
(4) Net realized capital gains (losses) are before federal income taxes and exclude gains and losses allocable to experience rated pension contractholders in all years and discontinued products in 1995 and 1994.  Intercompany transactions have not been eliminated.
(5) Net unrealized capital gains (losses) are before federal income taxes and exclude changes in unrealized capital gains (losses) related to experience rated contractholders in all years and discontinued products in 1995, 1994 and 1993.


b.  Investments Related to Discontinued Operations

The investment strategies for assets related to Discontinued Operations are designed to maximize yield with appropriate liquidity and preservation of principal, and to permit periodic adjustment of the portfolio mix, in order to reflect changes in underwriting results and thus maximize after-tax income. In 1995, Discontinued Operations sold common stocks primarily due to the company's efforts to reduce volatility in its statutory surplus, and increase income, and in connection with the agreement to sell the property-casualty operations.

For information concerning the valuation of investments, see Notes 1, 5, and 6 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested
assets, cash and cash equivalents and accrued investment income as of the end of the years indicated: (1)


(Millions)                               1995 (2)     1994 (2)     1993 (2)    1992        1991
                                         ____         ____         ____        ____        ____


Debt Securities:
  Bonds:
    United States Government
      and government agencies
      and authorities                    $ 2,970.7    $ 3,417.5    $ 3,303.9   $   889.1   $   820.1
    States, municipalities and
      political subdivisions                 974.3      1,404.4      2,086.9     2,210.0     2,953.1
    Foreign (3)                            1,133.3        609.2        757.2       533.0       597.8
    Public utilities                         764.1        520.3        705.7       663.1       454.4
    Financial                              1,289.1        536.1      1,280.0       708.6       942.5
    Transportation/Capital goods             672.0        616.3        215.9       290.3       256.2
    Mortgage-backed securities             1,211.9      1,273.6      1,453.5     3,029.5     2,561.7
    Other loan-backed securities           1,204.0        317.5            -           -           -
    Food and fiber                           188.3        116.9        193.3       213.9       168.2
    Natural resources and services           441.8        282.1        279.6       334.3       268.1
    All other corporate bonds                724.0        421.1        740.0       670.8       375.8
                                         _________    _________    _________   _________   _________
        Total bonds                       11,573.5      9,515.0     11,016.0     9,542.6     9,397.9
    Redeemable preferred stocks              132.1         71.1         92.3       162.8       140.5
                                         _________    _________    _________   _________   _________
        Total debt securities             11,705.6      9,586.1     11,108.3     9,705.4     9,538.4
                                         _________    _________    _________   _________   _________

Equity securities:
  Common stocks                              517.9      1,031.3      1,190.7     1,038.2       645.2
  Non-redeemable preferred stocks              7.6          9.7          7.2         7.8        14.4
                                         _________    _________    _________   _________   _________
        Total equity securities              525.5      1,041.0      1,197.9     1,046.0       659.6
                                         _________    _________    _________   _________   _________

Short-term investments                       137.2        106.0        127.0       393.5       422.3
Mortgage loans                             1,061.7      1,453.7      1,839.0     2,126.0     2,303.8
Real estate (4)                              264.7        262.0        282.0       340.5       314.8
Other                                        291.8        314.7        239.5       254.9       485.7
                                         _________    _________    _________   _________   _________
        Total investments                $13,986.5    $12,763.5    $14,793.7   $13,866.3   $13,724.6
                                         _________    _________    _________   _________   _________
                                         _________    _________    _________   _________   _________

Cash and cash equivalents                $ 1,153.6    $   676.4    $     4.2   $   515.2   $   390.4
                                         _________    _________    _________   _________   _________
                                         _________    _________    _________   _________   _________

Accrued investment income                $   188.3    $   180.4    $   206.4   $   192.8   $   204.9
                                         _________    _________    _________   _________   _________
                                         _________    _________    _________   _________   _________

(1) Excludes investments in affiliates.
(2) All debt securities are carried at fair value in 1995, and a majority are carried at fair value in
    1994 and 1993, due to the adoption of FAS No. 115 at December 31, 1993.
(3) "Foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.
(4) Includes acquisition of real estate through foreclosures (including in-substance foreclosures in 1995 and 1994) of mortgage loans.


The following table summarizes investment results of the company's Discontinued Operations: (1)

(Dollar amounts in millions)
                        Net         Earned Net              Net             Change in Net
                     Investment     Investment           Realized           Unrealized Capital
                     Income (2)   Income Rate (3)     Capital Gains (4)     Gains and Losses (4)
                     __________   _______________     _________________     ____________________
For the year:
1995                 $  901.7          6.4%           $  155.6              $ 1,052.9
1994                    832.1          5.9                  .4                 (914.1)
1993                    952.4          6.8               178.0                  207.6
1992                  1,025.8          7.4               213.8                  200.6
1991                  1,188.9          8.7                20.3                  118.3

(1) Excludes investments in affiliates.

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

(4) Net realized and unrealized capital gains (losses) are before federal income taxes. Intercompany transactions have not been eliminated.

9.  Other Matters

a.  Regulation

General

Aetna's insurance businesses (including Discontinued Operations) are subject to comprehensive, detailed regulation throughout the United States and the foreign jurisdictions in which they do business. The laws of the various jurisdictions establish supervisory agencies with broad authority to regulate, among other things, the granting of licenses to transact business, premium rates for certain coverages, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, insurer solvency, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value. Many agencies also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Aetna's operations and accounts are subject to examination at regular intervals by insurance regulators.

Although the federal government does not directly regulate the business of insurance, many federal laws do affect that business. Existing or recently proposed federal laws that may significantly affect or would affect, if passed, the insurance business cover such matters as pensions and other employee benefits (including regulation of federally qualified HMOs), controls on medical care costs, medical entitlement programs (e.g., Medicare), environmental regulation and liability, product liability, civil justice procedural reform, earthquake insurance, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies (see Notes 1 and 10 of Notes to Financial Statements in the Annual Report), and the tax treatment of insurance products.

Material changes in applicable federal and state laws and regulations could adversely affect the company's business operations, although the company is unable to predict whether any such changes will be implemented.

Health Care

In addition to regulations applicable to insurance companies generally (described above), Aetna's managed health care products are subject to varying levels of state insurance, HMO and/or health department regulation. Among other things, these regulations address health care network composition, new product offerings, product and benefit contracts and the extent to which insurance companies and managed care plans may provide incentives to enrollees to use services from "preferred" health care service providers or pay contractual and noncontractual health care providers unequally for equivalent services. Some jurisdictions also regulate the extent to which managed health care plans may offer their enrollees the option of receiving health care services from noncontracting providers. Additionally, these plans are subject to state, and in some cases federal, regulation concerning solvency and other operational requirements.

Legislative efforts to change the health insurance system have received increased attention in recent years at both the state and national levels. (For additional discussion, see MD&A - Aetna
Health Plans in the Annual Report.)

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

Securities Laws

The Securities and Exchange Commission ("SEC") and, to a lesser extent, the states regulate the sales and investment management activities and operations of broker-dealer and investment advisory subsidiaries of the company. The SEC also regulates certain of the company's pension, annuity, life insurance and other investment and retirement products. These products involve Separate Accounts of Aetna Life Insurance and Annuity Company and mutual funds registered under the Investment Company Act of 1940. As a stock company, Aetna also is subject to extensive reporting obligations under the Securities Exchange Act of 1934.

Discontinued Operations - Property-Casualty Operations

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

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the year ended December 31, 1995 was $13 million (of which $5 million related to Discontinued Operations) and for the year ended December 31, 1993 was $17 million (all of which related to Discontinued Operations). There were no such charges in 1994. The amounts ultimately assessed may differ from the amounts charged to earnings because such assessments may not be made for several years and will depend upon the final outcome of regulatory proceedings.

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

b.   NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1994, two of Aetna Life and Casualty Company's significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges, as discussed below.

Aetna Life Insurance Company ("ALIC") fell outside the usual ranges in 1994 for: (i) the Net Gain to Total Income Ratio which is calculated by dividing the net gain from operations (including realized capital gains and losses) by total income (including realized capital gains and losses); (ii) the Adequacy of Investment Income Ratio which compares investment income to credited interest;
(iii) the Total Real Estate and Total Mortgage Loans to Cash and Invested Assets Ratio which measures the relative size of the real estate and mortgage loan portfolios; (iv) the Change in Premium Ratio which is calculated by dividing the current year change in total premiums, annuity considerations and other fund deposits by total premiums, annuity considerations and other fund deposits for the prior year; and (v) the Change in Reserving Ratio which represents the number of percentage points of difference between the reserving ratio for current and prior year. The reserving ratio is equal to the aggregate increase in reserves for individual life insurance taken as a percentage of renewal and single premiums for individual life insurance. The regulators were satisfied, after analysis, that ALIC did not warrant special attention.

The Aetna Casualty & Surety Company of America ("ACSCA") fell outside of the usual ranges in 1994 for: (i) the Two-year Overall Operating Ratio, which is a combination of a two-year combined ratio minus a two-year investment income ratio; (ii) the Change in Surplus which measures the improvement or deterioration in a company's financial condition during the year; and (iii) the Two-Year Reserve Development to Surplus Ratio which measures the change in prior years' estimates calculated as a percentage of policyholders' surplus two years previous. The regulators were satisfied that ACSCA did not warrant special attention.

Management expects that certain of the company's significant subsidiaries will have more than two IRIS ratios outside of the NAIC usual ranges for 1995, but expects to be able to satisfy the regulators that further attention is not warranted.

c.   Ratios of Earnings to Fixed Charges and Earnings to Combined
     Fixed Charges and Preferred Stock Dividends

The following table sets forth Aetna's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:


(Millions)                             1995        1994       1993      1992      1991
                                       ____        ____       ____      ____      ____

Ratio of Earnings to Fixed Charges     4.97        4.74       (a)       1.90       .54 (b)
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock
  Dividends                            4.97        4.74       (a)       1.90       .54 (b)


(a) Aetna reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

(b) Earnings were inadequate to cover fixed charges by $92.0 million in 1991.


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the Annual Report.) For the years ended December 31, 1995, 1994, 1993, 1992 and 1991 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

d.  Miscellaneous

Aetna had approximately 40,200 domestic employees (approximately
11,300 of whom support Discontinued Operations) at December 31,
1995.

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

No customer accounted for 10% or more of Aetna's consolidated revenues in 1995. In addition, no segment of Aetna's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the segment. See Note 15 of Notes to Financial Statements regarding segment information in the Annual Report.

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

Item 3.  Legal Proceedings.

The company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against itself, including lawsuits related to issues of policy coverage and judicial interpretation. One such area of coverage litigation involves legal liability for environmental and asbestos-related claims. These lawsuits and other factors make reserving for these claims subject to significant uncertainties. See MD&A - Discontinued Operations' Reserves in the Annual Report.

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


                                                                    Business Experience
Name of Officer           Principal Position             Age *      During Past Five Years
_______________           __________________             ___        ______________________


Ronald E. Compton         Chairman and President         63          (1)

Richard L. Huber          Vice Chairman for
                          Strategy and Finance           59          (2)

Zoe Baird                 Senior Vice President and
                          General Counsel                43          (3)

Gary G. Benanav           Executive Vice President,
                          Property/Casualty**            50          (4)

J. Roger Bolton           Senior Vice President,
                          Corporate Communications       45          (5)

Mary Ann Champlin         Senior Vice President,
                          Aetna Human Resources          48          (6)

Daniel P. Kearney         Executive Vice President,
                          Investments/Financial
                          Services**                     56          (7)

James W. McLane           Executive Vice President,
                          Health/Group Life**            57          (8)

Vanda B. McMurtry         Senior Vice President,
                          Federal Government Relations   46          (9)

Robert E. Broatch         Senior Vice President,
                          Finance                        47          (10)

Robert J. Price           Vice President and
                          Corporate Controller           45          (11)


*   As of February 26, 1996.

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

(5)
Mr. Bolton has served in his current position since July 1995. He was with International Business Machines Corporation from March 1991 to June 1995, serving as Director of Communications, IBM Software Group, from March 1994 to June 1995, and as Director of Corporate Media Relations from March 1991 to March 1994. From February 1989 to March 1991, he served as Assistant Secretary for Public Affairs and Public Liaison, U.S. Department of Treasury.

(6)
Mrs. Champlin has served in her current position since November 1992. From February 1991 through November 1992 she served as Vice President, Aetna Human Resources. From June 1989 through January 1991 she served as Assistant Vice President, Corporate Management, Office of the Chairman.

(7)
Mr. Kearney has served in his current position since December 1993. From February 1991 to December 1993 he served as Group Executive responsible for investments and large case pensions. From 1990 to February 1991 he served as the principal of Daniel P. Kearney, Inc.

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

(10)
Mr. Broatch has served in his current position since December 1993. He also served as Corporate Controller from May 1988 to July 1995 and was a Vice President from May 1988 to December 1993.

(11)
Mr. Price was appointed to his current position on July 3, 1995, having served as Vice President and Deputy Controller since May 1989.

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

Aetna Life and Casualty Company's common stock is listed on the New York and Pacific Stock Exchanges, with unlisted trading privileges on other regional exchanges. Its symbol is AET. The common stock also is listed on the Swiss Stock Exchanges at Basel, Geneva and Zurich. Call and put options on the common stock are traded on the American Stock Exchange. As of January 31, 1996, there were 22,939 record holders of the common stock.

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

Item 8.  Financial Statements and Supplementary Data.

The 1995 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" is incorporated herein by reference to the Annual Report.

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

3.  Exhibits: *

(3)  Articles of Incorporation and By-Laws.

Certificate of Incorporation of Aetna Life and Casualty Company, incorporated herein by reference to the company's 1992 Form 10-
K, filed on March 17, 1993 (the "1992 Form 10-K").

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

(10)  Material contracts.

Stock Purchase Agreement dated as of November 28, 1995 between The Travelers Insurance Group Inc. and Aetna Life and Casualty Company relating to the purchase and sale of 100% of the Common Stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company.

Letter Agreement, dated January 19, 1995, between Aetna Life and
Casualty Company and Richard L. Huber. **

Employment Agreement, dated as of October 27, 1995, between Aetna
Life and Casualty Company and Gary G. Benanav. **

Employment Agreement, dated as of January 29, 1996, between Aetna
Life and Casualty Company and Ronald E. Compton. **

Employment Agreement, dated as of December 19, 1995, between Aetna Life and Casualty Company and Daniel P. Kearney. **

Employment Agreement, dated as of January 19, 1996, between Aetna
Life and Casualty Company and James W. McLane. **

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

Extension Notice, dated July 17, 1995 of $500,000,000 Short-Term
Credit Agreement dated July 27, 1994 among Aetna Life and Casualty Company, the banks listed therein, Deutsche Bank AG, as Co-
Arranger, and Morgan Guaranty Trust Company of New York, incorporated by reference to the company's Form 10-Q filed on July 28, 1995.

$500,000,000 Medium-Term Credit Agreement dated as of July 27, 1994 among Aetna Life and Casualty Company, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York, as Managing Agent, Deutsche Bank AG, as Co-Arranger, and The Chase Manhattan Bank, N.A., Citibank, N.A., and Credit Suisse, as Co-Agents, incorporated by reference to the company's Form 10-Q filed on August 15, 1994.

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

1995 Consolidated Schedule P of Annual Statements provided to state regulatory authorities. ***

(b)  Reports on Form 8-K

The company filed a report on Form 8-K filed on November 29, 1995, relating to the company entering into a definitive agreement, dated November 28, 1995, to sell its property-casualty operations to The Travelers Insurance Group Inc.

* Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Office of the Corporate Secretary, Aetna Life and Casualty Company,
    151 Farmington Avenue, Hartford, Connecticut  06156.

**  Management contract or compensatory plan or arrangement.

*** Filed under cover of Form SE.

INDEX TO FINANCIAL STATEMENT SCHEDULES

AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES


Independent Auditors' Report                              Page
                                                          ____


   I  Summary of Investments - Other than                  44
      Investments in Affiliates as
      of December 31, 1995

  II  Condensed Financial Information of the               45
      Registrant as of December 31, 1995 and
      1994 and for the years ended December 31, 1995, 1994 and 1993

 III  Supplementary Insurance Information as of            51
      and for the years ended December 31, 1995, 1994 and 1993

  IV  Reinsurance                                          54

   V  Valuation and Qualifying Accounts and Reserves       55
      for the years ended December 31, 1995, 1994
      and 1993

  VI  Supplemental Information Concerning                  58
      Property-Casualty Operations for the years ended December 31, 1995, 1994 and 1993

Certain of the required information is shown in the Financial
Statements or Notes thereto in the Annual Report. Certain information has been omitted from the schedules filed because the information is not applicable.

Certain reclassifications have been made to 1994 and 1993 financial information to conform to 1995 presentation.

                   INDEPENDENT AUDITORS' REPORT
                   ____________________________


The Shareholders and Board of Directors
Aetna Life and Casualty Company:


Under date of February 6, 1996, we reported on the consolidated balance sheets of Aetna Life and Casualty Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 1993 the company changed its methods of accounting for certain investments in debt and equity securities, postemployment benefits, workers' compensation life table indemnity reserves and retrospectively rated reinsurance contracts.


                             By  /s/ KPMG Peat Marwick LLP
                                 _________________________
                                    (Signature)

                                     KPMG PEAT MARWICK LLP


Hartford, Connecticut
February 6, 1996

            AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                              SCHEDULE I

     Summary of Investments - Other than Investments in Affiliates

                        As of December 31, 1995

                                                                          Amount
                                                                        at which
                                                                    shown in the
Type of Investment                           Cost        Value*    balance sheet
                                       __________    __________    _____________
(Millions)


Debt securities:
   Bonds:
     United States Government
       and government agencies
       and authorities                 $ 3,396.7    $ 3,574.1          $ 3,574.1
     States, municipalities and
       political subdivisions              445.4        489.8              489.8
     Foreign (1)                         4,074.7      4,327.6            4,327.6
     Public utilities                    2,372.6      2,533.3            2,533.3
     Financial                           4,685.4      4,875.1            4,875.1
     Transportation/Capital goods        1,966.5      2,170.5            2,170.5
     Mortgage-backed securities          5,431.1      5,803.3            5,803.3
     Other loan-backed securities        1,704.5      1,748.6            1,748.6
     Food and fiber                        625.5        681.4              681.4
     Natural resources and services      1,078.5      1,165.1            1,165.1
     All other corporate bonds           4,197.4      4,482.7            4,482.7
                                       _________    _________          _________

       Total bonds                      29,978.3     31,851.5           31,851.5

   Redeemable preferred stocks               8.8          8.8                8.8
                                       _________    _________          _________

       Total debt securities            29,987.1    $31,860.3           31,860.3
                                       _________    _________          _________
                                                    _________


Equity securities:
   Common stocks:
     Public utilities                       22.6    $    25.7               25.7
     Banks, trust and insurance
       companies                            27.1         31.3               31.3
     Industrial, miscellaneous
       and all other                       465.4        509.9              509.9
                                       _________    _________          _________
       Total common stocks                 515.1        566.9              566.9
   Non-redeemable preferred
     stocks                                 82.8         92.8               92.8
                                       _________    _________          _________

       Total equity securities             597.9    $   659.7              659.7
                                       _________    _________          _________
                                                    _________


Short-term investments                     607.7                           607.8
Mortgage loans                           8,327.2                         8,327.2
Real estate                              1,277.3                         1,277.3
Policy loans                               629.4                           629.4
Other                                      574.1 (2)                       688.6 (3)
                                       _________                       _________

       Total investments               $42,000.7                       $44,050.3
                                       _________                       _________
                                       _________                       _________
________________________

* See Notes 1 and 5 of Notes to Financial Statements in the company's 1995 Annual Report.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.

(2) Excludes investments in affiliates of $114.5 million.

(3) Includes investments in affiliates of $114.5 million.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information


                 AETNA LIFE AND CASUALTY COMPANY

                       Statements of Income


For the years ended December 31,
                                         1995         1994        1993
                                         ____         ____        ____
(Millions)


Premiums                                 $   1.2      $   1.5      $    1.3
Net investment income (expense)              1.0         (7.9)         (7.9)
Net realized capital losses                  (.2)        (7.9)        (22.1)
                                         _______      _______      ________

       Total revenue                         2.0        (14.3)        (28.7)

Current and future benefits                   .4           .9            .8
Operating expenses                          39.2         32.1          43.1
Severance and facilities charge                -            -          50.3
Interest expense                           108.3         92.5          70.1
                                         _______      _______      ________

       Total benefits and expenses         147.9        125.5         164.3
                                         _______      _______      ________

Losses before federal income taxes
 (benefits) and equity in earnings
 (losses) of affiliates                   (145.9)      (139.8)       (193.0)
Federal income taxes (benefits):
  Current                                  (57.2)       (23.2)        (53.4)
  Deferred                                   3.1        (19.4)        (45.6)
Equity in earnings (losses) of
 affiliates                                565.7        506.6        (508.3)
                                         _______      _______      ________

Income (Loss) from continuing
 operations before extraordinary item
 and cumulative effect adjustments         473.9        409.4        (602.3)

Income (Loss) from Discontinued
 Operations, net of tax                   (222.2)        58.1         290.3
                                         _______      _______      ________

Income (Loss) before extraordinary item
 and cumulative effect adjustments for
 continuing operations                     251.7        467.5        (312.0)
Extraordinary loss on debenture
 redemption, net of tax                        -            -          (4.7)
Cumulative effect adjustments for
 continuing operations                         -            -         (49.2)
                                         _______      _______      ________

Net income (loss)                        $ 251.7      $ 467.5      $ (365.9)
                                         _______      _______      ________
                                         _______      _______      ________

________________________


See Notes to Condensed Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                 AETNA LIFE AND CASUALTY COMPANY

                          Balance Sheets

As of December 31,
                                               1995          1994
                                               ____          ____
(Millions, except share data)
         ASSETS

Investments:
   Debt securities, available for sale
    at fair value (cost of $3.9 and $3.8)      $    3.9      $     3.8
   Equity securities, at market
     (cost $18.4 and $18.3)                        14.9           14.8
   Short-term investments                          10.2           22.5
   Other                                            8.7           10.9
   Investments in affiliates:
     Insurance and financial services
       companies                                4,830.4        3,648.5
     International insurance and
       financial services companies               780.2          644.6
     Discontinued Operations                    3,932.8        3,167.3
                                              _________      _________
         Total investments                      9,581.1        7,512.4
Cash and cash equivalents                          23.7              -
Premiums due and other receivables                  5.6            2.5
Due from affiliates                                61.3          179.3
Accrued investment income                           3.2            1.6
Deferred federal income taxes                     304.8          306.6
Other assets                                       43.2           32.8
                                              _________      _________
         Total assets                         $10,022.9      $ 8,035.2
                                              _________      _________
                                              _________      _________

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance reserve liabilities              $    45.8      $      .6
   Dividends payable to shareholders               79.2           77.7
   Long-term debt                                 958.0        1,058.2
   Short-term debt                                329.9              -
   Other liabilities                              238.7          127.2
   Liability for postretirement
    benefits other than pensions                  609.5          624.1
   Due to affiliates                              356.0          513.1
   Current federal income taxes                   133.0          131.3
                                              _________      _________
         Total liabilities                      2,750.1        2,532.2
                                              _________      _________

Shareholders' Equity:
   Class A Voting Preferred Stock
    (no par value; 10,000,000 shares
    authorized; no shares issued or
    outstanding)                                      -              -
   Class B Voting Preferred Stock
    (no par value; 15,000,000 shares
    authorized; no shares issued or
    outstanding)                                      -              -
   Class C Non-voting Preferred Stock
    (no par value; 15,000,000 shares
    authorized; no shares issued or
    outstanding)                                      -              -
   Common stock (No par value; 250,000,000
     shares authorized; 115,013,675 and
     114,939,275 issued; and 114,727,093
     and 112,657,758 outstanding)               1,448.2         1,419.2
   Net unrealized capital gains (losses)          641.1        (1,071.5)
   Retained earnings                            5,195.6         5,259.6
   Treasury stock, at cost                        (12.1)         (104.3)
                                              _________       _________
       Total shareholders' equity               7,272.8         5,503.0
                                              _________       _________

         Total                                $10,022.9       $ 8,035.2
                                              _________       _________
                                              _________       _________
________________________

See Notes to Condensed Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                 AETNA LIFE AND CASUALTY COMPANY

                Statements of Shareholders' Equity


                                                                            Net
                                                                     Unrealized
Three years ended December 31, 1995                     Common          Capital     Retained   Treasury
(Millions, except share data)                Total       Stock   Gains (Losses)     Earnings      Stock
___________________________________________________________________________________________________________


Balances at December 31, 1992                $ 7,238.3   $ 1,417.7   $   259.6      $ 5,777.9     $  (216.9)
___________________________________________________________________________________________________________
Net loss                                        (365.9)                                (365.9)
Net change in unrealized capital gains
  and losses                                     388.6                   388.6
Common stock issued for benefit plans
  (1,930,085 shares)                              86.5                                                 86.5
Gain on issuance of treasury stock                 4.3         4.3
Common stock dividends declared                 (308.7)                                (308.7)
                                             ______________________________________________________________
Balances at December 31, 1993                $ 7,043.1   $ 1,422.0   $   648.2 (1)  $ 5,103.3     $  (130.4)
___________________________________________________________________________________________________________
Net income                                       467.5                                  467.5
Net change in unrealized capital gains
  and losses                                  (1,719.7)               (1,719.7)
Common stock issued for benefit plans
  (457,191 shares)                                26.1                                                 26.1
Loss on issuance of treasury stock                (2.8)       (2.8)
Common stock dividends declared                 (311.2)                                (311.2)
                                             ______________________________________________________________
Balances at December 31, 1994                $ 5,503.0   $ 1,419.2   $(1,071.5) (1) $ 5,259.6     $  (104.3)
___________________________________________________________________________________________________________
Net income                                       251.7                                  251.7
Net change in unrealized capital gains
  and losses                                   1,712.6                 1,712.6
Common stock issued for benefit plans
  (2,069,335 shares)                              97.4         5.2                                     92.2
Gain on issuance of treasury stock                23.8        23.8
Common stock dividends declared                 (315.7)                                (315.7)
                                             ______________________________________________________________
Balances at December 31, 1995                $ 7,272.8   $ 1,448.2   $   641.1 (1)  $ 5,195.6     $   (12.1)
___________________________________________________________________________________________________________


See Notes to Condensed Financial Statements.

(1) Excludes unrealized capital gains and losses attributable to assets supporting discontinued products and to assets supporting experience rated contracts.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

                     Statements of Cash Flows

For the years ended December 31,
                                                    1995       1994         1993
                                                    ____       ____         ____
(Millions)
Cash Flows from Operating Activities:
   Net income (loss)                                $ 251.7    $ 467.5      $(365.9)
   Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
     Cumulative effect adjustments                        -          -         49.2
     Extraordinary loss on debenture redemption           -          -          4.7
     Loss (Income) from Discontinued Operations       222.2      (58.1)      (290.3)
     Decrease (Increase) in premiums due and
      other receivables                               116.4      (12.3)         5.0
     (Increase) Decrease in accrued investment
      income                                           (1.6)      (0.3)         0.3
     Depreciation and amortization                      0.1        0.1            -
     Increase (Decrease) in federal income taxes        0.5       93.1        (58.6)
     Net (decrease) increase in other assets
      and other liabilities                           (70.3)     (19.7)        38.3
     Increase in insurance reserve
      liabilities                                      45.2        0.1          0.1
     Equity in (earnings) losses of affiliates       (565.7)    (506.6)       508.3
     Net realized capital losses                        0.2        7.9         22.1
     Amortization of net investment discounts          (0.2)      (0.2)        (0.2)
     Other, net                                       (36.0)     (90.6)      (133.2)
                                                    _______   ________       ______
       Net cash used for operating activities         (37.5)    (119.1)      (220.2)
                                                    _______   ________       ______
Cash Flows from Investing Activities:
 Proceeds from sales of:
   Equity securities                                      -        1.1            -
   Short-term investments                           1,289.3    1,200.3      1,591.3
 Cost of investments in:
   Debt securities available for sale                  (0.1)      (3.8)           -
   Equity securities                                   (0.1)     (21.8)       (26.3)
   Short-term investments                          (1,272.2)  (1,139.6)    (1,591.5)
   Real estate                                            -      ( 1.0)        (0.5)
 Capital contributions to affiliates                 (303.0)         -       (300.0)
 Dividends received from affiliates                   451.7          -        302.1
 Other, net                                          (139.6)      17.2        127.8
                                                    _______    _______      _______
   Net cash provided by investing activities           26.0       52.4        102.9
                                                    _______    _______      _______
Cash Flows from Financing Activities:
   Issuance of long-term debt                            .6         .6        600.0
   Issuance of subordinated debentures
     to affiliates                                        -      348.1            -
   Stock issued under benefit plans                   121.2       23.3         90.8
   Repayment of long-term debt                       (100.8)         -       (347.2)
   Net increase in short-term debt                    329.9          -            -
   Dividends paid to shareholders                    (315.7)    (311.2)      (308.7)
                                                    _______    _______      _______
     Net cash provided by financing activities         35.2       60.8         34.9
                                                    _______    _______      ________
Effect of exchange rate on cash
 and cash equivalents                                     -        0.1            -
                                                    _______    _______      _______
Net increase (decrease) in cash and
 cash equivalents                                      23.7       (5.8)       (82.4)
Cash and cash equivalents, beginning of year              -        5.8         88.2
                                                    _______    _______      _______
Cash and cash equivalents, end of year              $  23.7    $     -      $   5.8
                                                    _______    _______      _______
                                                    _______    _______      _______
Supplemental disclosure of cash flow
 information:
     Interest paid                                  $ 117.8    $  90.6      $  64.2
                                                    _______    _______      _______
                                                    _______    _______      _______
     Income taxes received, net                     $  70.2    $ 150.3      $  56.7
                                                    _______    _______      _______
                                                    _______    _______      _______
________________________

See Notes to Condensed Financial Statements.

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

              Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Annual Report. Certain reclassifications have been made to 1994 and 1993 financial information to conform to 1995 presentation.

1.  Long-Term Debt

(Millions)                                   1995         1994
                                             ____         ____
     Long-term debt:
     Eurodollar Notes, 9 1/2% due 1995       $      -     $  100.2
     Notes, 8 5/8% due 1998                      99.8         99.8
     Notes, 6 3/8% due 2003                     198.9        198.9
     Debentures, 6 3/4% due 2013                198.4        198.4
     Eurodollar Notes, 7 3/4% due 2016           63.5         63.5
     Debentures, 8% due 2017                    199.1        199.1
     Debentures, 7 1/4% due 2023                198.3        198.3
                                             ________     ________
                                             $  958.0     $1,058.2
                                             ________     ________
                                             ________     ________


See Note 9 to the Consolidated Financial Statements in the Annual
Report for a description of the long-term debt and aggregate maturities for 1996 to 2000 and thereafter.


2.  Dividends

The amounts of cash dividends paid to Aetna Life and Casualty
Company by insurance affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:


(Millions)                          1995       1994       1993
                                    ____       ____       ____
Consolidated subsidiaries           $451.7     $  -       $302.1
                                    ______     ____       ______
                                    ______     ____       ______



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

                           SCHEDULE II

                  Condensed Financial Information

                  AETNA LIFE AND CASUALTY COMPANY

        Notes to Condensed Financial Statements (Continued)

4.  Accounting Changes

See Notes 1 and 2 to the Consolidated Financial Statements in the
Annual Report for a description of accounting changes.


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

         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE III

                Supplementary Insurance Information

            As of and for the year ended December 31, 1995



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

Aetna Health Plans          $    50.5    $ 2,485.2     $ 1,285.3 (1) $    86.8    $   634.4    $ 5,949.7
Aetna Life Insurance
 & Annuity                    1,320.8      3,917.4          30.2             -     10,704.4        178.3
International                   581.8      2,691.9          82.8          55.3        851.7      1,038.5
Large Case Pensions                 -      9,278.4           1.5             -     10,708.2        264.9
Corporate                           -            -         163.3            .3            -            -
                            _________    _________     _________     _________    _________    _________
  Total continuing
    operations              $ 1,953.1    $18,372.9     $ 1,563.1     $   142.4    $22,898.7    $ 7,431.4
                            _________    _________     _________     _________    _________    _________
                            _________    _________     _________     _________    _________    _________

Discontinued Operations     $   305.8    $       -     $16,569.3     $ 1,400.3    $    39.1    $ 4,118.9
                            _________    _________     _________     _________    _________    _________
                            _________    _________     _________     _________    _________    _________


                                          Other income
                                            (including            Amortization of
                                    Net       realized    Current deferred policy      Other
                             investment  capital gains and future     acquisition  operating    Premiums
Segment                      income (2)    and losses)   benefits           costs   expenses     written (3)
_______                     ___________  _____________ __________    ____________ __________   _________
(Millions)

Aetna Health Plans          $   364.0    $ 1,301.7     $ 5,100.4     $    22.2    $ 2,038.4    $ 5,016.5
Aetna Life Insurance
 & Annuity                    1,044.1        401.8         979.5          44.1        305.8            -
International                   308.7        112.6         911.2          70.8        350.5        234.8
Large Case Pensions           1,850.6        153.4       2,036.1             -        100.1            -
Corporate                         7.7          2.0             -             -        292.7            -
                            _________    _________     _________     _________   __________    _________
  Total continuing
    operations              $ 3,575.1    $ 1,971.5     $ 9,027.2     $   137.1    $ 3,087.5    $ 5,251.3
                            _________    _________     _________     _________    _________    _________
                            _________    _________     _________     _________    _________    _________

Discontinued Operations     $   901.7    $   237.6     $ 4,232.5     $   622.7    $   787.3    $ 4,085.2
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

                            SCHEDULE III

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

Aetna Health Plans          $    74.2    $ 2,487.4   $ 1,204.5 (1) $   137.5    $    682.1   $  5,611.5
Aetna Life Insurance
 & Annuity                    1,139.6      3,274.1        25.3             -       9,106.2        168.3
International                   477.2      2,293.1        54.1          41.5         839.4        887.1
Large Case Pensions                 -      9,916.9         1.5             -      12,548.7        234.4
Corporate                           -            -       104.0            .4             -            -
                            _________    _________   _________     _________    __________   __________
  Total continuing
    operations              $ 1,691.0    $17,971.5   $ 1,389.4     $   179.4    $ 23,176.4   $  6,901.3
                            _________    _________   _________     _________    __________   __________
                            _________    _________   _________     _________    __________   __________

Discontinued Operations     $   316.0    $       -   $16,088.9     $ 1,425.5    $     46.7   $  4,390.8
                            _________    _________   _________     _________    __________   __________
                            _________    _________   _________     _________    __________   __________


                                          Other income
                                            (including            Amortization of
                                    Net       realized    Current deferred policy      Other
                             investment  capital gains and future     acquisition  operating  Premiums
Segment                      income (2)    and losses)   benefits           costs   expenses   written (3)
_______                     ___________  _____________ __________    ____________ __________ _________
(Millions)

Aetna Health Plans          $   351.6    $ 1,176.0     $ 4,755.1     $    40.5    $ 1,805.4  $ 4,669.8
Aetna Life Insurance
 & Annuity                      958.7        310.4         916.1          27.4        258.9          -
International                   308.4        101.5         782.7          65.7        349.8      199.0
Large Case Pensions           2,017.4        103.4       2,175.9             -         98.2          -
Corporate                        (4.7)        (5.0)         22.2             -        293.6          -
                            _________    _________     _________     _________    _________  _________
  Total continuing
    operations              $ 3,631.4    $ 1,686.3     $ 8,652.0     $   133.6    $ 2,805.9  $ 4,868.8
                            _________    _________     _________     _________    _________  _________
                            _________    _________     _________     _________    _________  _________

Discontinued Operations     $   832.1    $   116.0     $ 3,746.8     $   647.2    $   914.1  $ 4,467.1
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

                            SCHEDULE III

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

Aetna Health Plans           $    73.5     $ 2,513.8   $ 1,228.0 (1)$   129.7    $   697.2   $ 4,700.6
Aetna Life Insurance
 & Annuity                     1,033.0       3,066.2        15.4            -      9,207.2       125.7
International                    421.5       1,964.3        78.0         25.6      1,318.1       909.5
Large Case Pensions                  -      10,027.0         1.2            -     16,318.5       185.9
Corporate                            -          16.9           -            -            -           -
                             _________     _________   _________    _________    _________   _________
  Total continuing
    operations               $ 1,528.0     $17,588.2   $ 1,322.6    $   155.3    $27,541.0   $ 5,921.7
                             _________     _________   _________    _________    _________   _________
                             _________     _________   _________    _________    _________   _________

Discontinued Operations      $   329.6     $       -   $15,789.6    $ 1,346.9    $    51.2   $ 4,653.2
                             _________     _________   _________    _________    _________   _________
                             _________     _________   _________    _________    _________   _________


                                          Other income
                                            (including            Amortization of
                                    Net       realized    Current deferred policy      Other
                             investment  capital gains and future     acquisition  operating  Premiums
Segment                      income (2)    and losses)   benefits           costs   expenses   written (3)
_______                     ___________  _____________ __________    ____________ __________ _________
(Millions)

Aetna Health Plans          $    376.3   $ 1,029.1     $ 3,989.3     $    29.4    $ 1,672.4  $ 3,751.9
Aetna Life Insurance
 & Annuity                       962.4       307.2         882.9          20.6        318.5          -
International                    311.6        58.2         860.1          51.7        365.3      195.0
Large Case Pensions            2,327.7        52.4       2,428.1             -        142.1          -
Corporate                        (11.4)        4.5          28.8             -        295.2          -
                            __________   _________     _________     _________    _________  _________
  Total continuing
    operations              $  3,966.6   $ 1,451.4     $ 8,189.2     $   101.7    $ 2,793.5  $ 3,946.9
                            __________   _________     _________     _________    _________  _________
                            __________   _________     _________     _________    _________  _________

Discontinued Operations     $    952.4   $   322.3     $ 4,214.7     $   646.2    $ 1,172.7  $ 4,464.7
                            __________   _________     _________     _________    _________  _________
                            __________   _________     _________     _________    _________  _________


(1) Includes minimal property-casualty business.

(2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(3) Excludes life insurance business pursuant to Regulation S-X.


                 AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance*



For the years ended December 31,
(Millions)

                                                                                          Percentage
                                              Ceded to       Assumed                      of amount
                                  Gross       other          from other     Net           assumed
                                  amount      companies      companies      amount__      to net___
                                  ______      _________      _________      ________      _________


1995**
____
Premiums:
   Life insurance                 $ 2,171.5   $    72.1      $    43.9      $ 2,143.3          2.0%
   Accident and health insurance    5,286.4        48.3            9.4        5,247.5           .2
   Property-casualty insurance         98.2        57.6              -           40.6            -
                                  _________   _________      _________      _________

         Total premiums           $ 7,556.1   $   178.0      $    53.3      $ 7,431.4           .7%
                                  _________   _________      _________      _________
                                  _________   _________      _________      _________

1994**
____
Premiums:
   Life insurance                 $ 2,082.9   $    64.6      $    37.8      $ 2,056.1          1.8%
   Accident and health insurance    4,852.3        63.0           17.1        4,806.4           .4
   Property-casualty insurance         98.1        60.5            1.2           38.8          3.1
                                  _________   _________      _________      _________

         Total premiums           $ 7,033.3   $   188.1      $    56.1      $ 6,901.3           .8%
                                  _________   _________      _________      _________
                                  _________   _________      _________      _________

1993**
____
Premiums:
   Life insurance                 $ 1,966.1   $    78.0      $    63.9      $ 1,952.0          3.3%
   Accident and health insurance    3,885.2        47.5           28.0        3,865.7           .7
   Property-casualty insurance        100.0        80.2           84.2          104.0         81.0
                                  _________   _________      _________      _________

         Total premiums           $ 5,951.3   $   205.7      $   176.1      $ 5,921.7          3.0%
                                  _________   _________      _________      _________
                                  _________   _________      _________      _________

________________________


 * Excludes intercompany transactions.

** Net life insurance in force was $381.0 million, $376.4 million and $384.9 million at
   December 31, 1995, 1994 and 1993, respectively.


                 AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                                   SCHEDULE V

                  Valuation and Qualifying Accounts and Reserves



For the year ended December 31, 1995
(Millions)

                                                                       Additions
                                                             _________________________
                                     General
                                     Reserve       Balance
                                     allocated     at
                     Balance         to            December  Charged       Charged                    Balance
                     at              Experience    31, 1994  to cost       to other                   at end
                     beginning       Rated         as        and           accounts-     Deductions-  of
                     of period       products (1)  adjusted  expenses (2)  describe (3)  describe (4) period
                     _____________  ____________   ________  ___________   ___________   ___________  ______


Asset valuation
reserves -
  continuing
  operations
    Mortgage loans   $       647.5  $    208.5  $    856.0  $      10.4   $      (5.0)  $    (256.5) $ 604.9
    Real estate              111.4           -       111.4          3.3          55.5         (39.6)   130.6
    Other                      6.0           -         6.0            -             -          (3.2)     2.8
                      ____________   _________  __________  ___________   ___________   ___________  _______

                     $       764.9  $    208.5  $    973.4  $      13.7   $      50.5   $    (299.3) $ 738.3
                     _____________  __________  __________  ___________   ___________   ___________  _______
                     _____________  __________  __________  ___________   ___________   ___________  _______


Asset valuation
reserves -
  Discontinued
  Operations
    Mortgage loans   $       136.6  $        -  $    136.6  $       6.4   $         -   $    (77.3)  $  65.7
    Real estate               34.3           -        34.3        (16.4)            -         (2.8)     15.1
                     _____________  __________  __________  ____________  ___________   ___________  _______

                     $       170.9  $        -  $    170.9  $     (10.0)  $         -   $    (80.1)  $  80.8
                     _____________  __________  __________  ___________   ___________   __________   _______
                     _____________  __________  __________  ___________   ___________   __________   _______


________________________


(1) The general reserve at December 31, 1994 excluded reserves of approximately $208.5 million related to experience rated products.

(2) Charged to net realized capital gains (losses) in the Consolidated Statements of Income.

(3) Reflects additions to reserves related to assets supporting experience rated contracts and discontinued products for which a corresponding reduction was included in Policyholders'
    Funds Left with the Company in the Consolidated Balance Sheets and the reserve for future losses, respectively.

(4) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.


                 AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                                   SCHEDULE V

                  Valuation and Qualifying Accounts and Reserves




For the year ended December 31, 1994
(Millions)


                                                     Additions
                                             _________________________
                                                            Charged
                                Balance at   Charged to     to other                      Balance
                                beginning    costs and      accounts-      Deductions-    at end of
                                of period    expenses (1)   describe (2)   describe (3)   period___
                                _________    ___________   ____________    ___________    _________


Asset valuation reserves -
 continuing operations
   Debt securities              $    79.0     $     3.8     $    14.7     $   (97.5)     $       -
   Mortgage loans                 1,122.4          47.2         197.9        (720.0)         647.5
   Equity securities                  3.3             -             -          (3.3)             -
   Real estate                      214.4          (4.5)         24.2        (122.7)         111.4
   Other                              6.0             -             -             -            6.0
                                _________     _________     _________     _________      _________

                                $ 1,425.1     $    46.5     $   236.8     $  (943.5)     $   764.9
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________


Asset valuation reserves -
 Discontinued Operations
   Debt securities              $    23.8     $    (1.1)    $       -     $   (22.7)     $       -
   Mortgage loans                   185.9          56.1             -        (105.4)         136.6
   Equity securities                  7.3             -             -          (7.3)             -
   Real estate                       53.3           3.3             -         (22.3)          34.3
                                _________     _________     _________     _________      _________

                                $   270.3     $    58.3     $       -     $  (157.7)     $   170.9
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


                 AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                                   SCHEDULE V

                  Valuation and Qualifying Accounts and Reserves




For the year ended December 31, 1993
(Millions)


                                                     Additions
                                             _________________________
                                                            Charged
                                Balance at   Charged to     to other                    Balance
                                beginning    costs and      accounts-    Deductions-    at end of
                                of period    expenses (1)   describe (2) describe (3)   period___
                                _________    ___________   ____________  ___________    _________


Asset valuation reserves -
 continuing operations
   Debt securities              $    65.6     $    18.6     $    12.5     $   (17.7)     $    79.0
   Mortgage loans                   944.8         324.1         176.5        (323.0)       1,122.4
   Equity securities                  2.5            .8             -             -            3.3
   Real estate                       65.4         125.8          79.3         (56.1)         214.4
   Other                              6.0             -             -             -            6.0
                                _________     _________     _________     _________      _________

                                $ 1,084.3     $   469.3     $   268.3     $  (396.8)     $ 1,425.1
                                _________     _________     _________     _________      _________
                                _________     _________     _________     _________      _________


Asset valuation reserves -
 Discontinued Operations
   Debt securities              $    39.6     $    (4.1)    $       -     $   (11.7)     $    23.8
   Mortgage loans                   120.8          97.6             -         (32.5)         185.9
   Equity securities                 10.0             -             -          (2.7)           7.3
   Real estate                        3.4          50.9             -          (1.0)          53.3
                                _________     _________     _________     _________      _________

                                $   173.8     $   144.4     $       -     $   (47.9)     $   270.3
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


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                            SCHEDULE VI

               Supplemental Information Concerning
                  Property-Casualty Operations (1)



For the years ended December 31,
(Millions)

                                          Reserves for        Discount deducted
                             Deferred    unpaid claims        from reserves for
        Affiliation            policy        and claim            unpaid claims
               with       acquisition       adjustment                and claim    Unearned         Earned
         registrant             costs         expenses(2)   adjustment expenses(3) premiums       premiums
        ___________       ___________    _____________      ___________________    ________       ________


1995    Consolidated
        property-
        casualty
        entities          $   306        $11,745            $  750                 $ 1,400        $ 4,119

1994    Consolidated
        property-
        casualty
        entities          $   316        $11,144            $  644                 $ 1,426        $ 4,391

1993    Consolidated
        property-
        casualty
        entities          $   330        $11,412            $  634                 $ 1,347        $ 4,653



                                          Claims and claim                               Paid
                                       adjustment expenses                             claims
        Affiliation            Net     incurred related to:     Amortization of     and claim
                                       ___________________
               with     investment     Current      Prior       deferred policy    adjustment    Premiums
         registrant         income        year(4)   years(4)  acquisition costs      expenses     written
        ___________     __________     _______     ______     _________________    __________    ________


1995    Consolidated
        property-
        casualty
        entities        $   902        $ 3,099     $ 1,134    $   623              $ 3,632       $ 4,085

1994    Consolidated
        property-
        casualty
        entities        $   832        $ 3,488     $   259    $   647              $ 4,015       $ 4,467

1993    Consolidated
        property-
        casualty
        entities        $   952        $ 3,536     $    65    $   646              $ 3,922       $ 4,465


(1) Excludes International.

(2) Net of reinsurance, deductible amounts recoverable from policyholders in 1995 and 1994 and discounting.

(3) Reserves for workers' compensation life table indemnity claims are discounted at 5% for voluntary business and 3.5% for involuntary business.  Certain other reserves with fixed or reasonably determinable payment patterns over periods of up to 7 years, including reserves related to a small number of environmental and asbestos-related claims settlements, have also been discounted.  The rates used in discounting such reserves range from 4% to 7%.

(4) Net of reinsurance and discounting.

                            SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 26, 1996
                             AETNA LIFE AND CASUALTY COMPANY
                                       (Registrant)

                             By  /s/ Robert J. Price
                                     _______________________________
                                           (Signature)
                                     Robert J. Price
                                     Vice President and
                                     Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 1996.

          Signature                     Title
            *                           Chairman, President and Director
          ________________________
          Ronald E. Compton             (Principal Executive Officer)

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

            *
          ________________________
          Ellen M. Hancock              Director

            *
          ________________________
          Michael H. Jordan             Director

            *
          ________________________
          Jack D. Kuehler               Director

            *
          ________________________
          Frank R. O'Keefe, Jr.         Director

            *
          ________________________
          Judith Rodin                  Director

            *
          ________________________
          Richard L. Huber              Vice Chairman for
                                        Strategy and Finance
                                       (Principal Financial Officer)

      /s/ Robert J. Price
          ________________________
          Robert J. Price               Vice President and
                                        Corporate Controller (Controller)

* By  /s/ Robert J. Price
          ________________________
          Robert J. Price
          (Attorney-in-Fact)

                                       INDEX TO EXHIBITS



Exhibit                                                                          Filing
Number     Description of Exhibit                                                Method
______     ______________________                                                ______


(10)       Material Contracts

(10.1)     Stock Purchase Agreement dated as of November 28, 1995 between          Electronic
           The Travelers Insurance Group Inc. and Aetna Life and Casualty
           Company relating to the purchase and sale of 100% of the Common
           Stock of The Aetna Casualty and Surety Company and The Standard
           Fire Insurance Company.

(10.2)     Letter Agreement, dated January 19, 1995, between Aetna Life             Electronic
           and Casualty Company and Richard L. Huber.


(10.3)     Employment Agreement, dated as of October 27, 1995, between Aetna        Electronic
           Life and Casualty Company and Gary G. Benanav.

(10.4)     Employment Agreement, dated as of January 29, 1996, between Aetna        Electronic
           Life and Casualty Company and Ronald E. Compton.

(10.5)     Employment Agreement, dated as of December 19, 1995, between Aetna       Electronic
           Life and Casualty Company and Daniel P. Kearney.

(10.6)     Employment Agreement, dated as of January 19, 1996, between Aetna        Electronic
           Life and Casualty Company and James W. McLane.


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

(23)       Consents of experts and counsel.                                         Electronic

           Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24)       Powers of Attorney.                                                      Electronic

(27)       Financial Data Schedule.                                                 Electronic

(28)       Information from reports furnished to state insurance regulatory         Paper
           authorities.

           1995 Consolidated Schedule P of Annual Statements provided to state regulatory authorities.
