Form 10-Q
period 1996-03-31
AETNA LIFE & CASUALTY CO
filed 1996-04-26
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  March 31, 1996
                               ________________


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


                                            Shares Outstanding
   Title of Class                           at March 31, 1996
  ________________                          __________________


Common Capital Stock                           115,187,158
 without par value

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                19

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 48

Item 5.  Other Information.                                 48

Item 6.  Exhibits and Reports on Form 8-K.                  49


Signatures                                                  51

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                          Three Months Ended
                                                                               March 31,
                                                                   ______________________________
(Millions, except share and per share data)                        1996             1995
                                                                   ____             ____


Revenue:
  Premiums.............................................            $    1,843.9     $     1,882.1
  Net investment income................................                   886.3             870.0
  Fees and other income................................                   518.2             453.4
  Net realized capital gains (losses)..................                    62.0             (13.2)
                                                                   ____________     _____________
      Total revenue....................................                 3,310.4           3,192.3
                                                                   ____________     _____________

Benefits and expenses:
  Current and future benefits..........................                 2,236.9           2,275.7
  Operating expenses...................................                   790.2             741.2
  Amortization of deferred policy acquisition costs....                    37.0              32.0
                                                                   ____________     _____________
      Total benefits and expenses......................                 3,064.1           3,048.9
                                                                   ____________     _____________

Income from continuing operations before income
  taxes................................................                   246.3             143.4
Federal and foreign income taxes (benefits):
  Current..............................................                    62.8             (22.2)
  Deferred.............................................                    18.0              73.2
                                                                   ____________     _____________
      Total federal and foreign income taxes...........                    80.8              51.0
                                                                   ____________     _____________

Income from continuing operations......................                   165.5              92.4
Income from Discontinued Operations, net of tax........                   182.2              68.4
                                                                   ____________     _____________

      Net income.......................................            $      347.7     $       160.8
                                                                   ____________     _____________
                                                                   ____________     _____________

Results per common share:
  Income from continuing operations...................             $       1.43     $         .82
  Income from Discontinued Operations, net of tax.....                     1.57               .60
                                                                   ____________     _____________
  Net income..........................................             $       3.00     $        1.42
                                                                   ____________     _____________
                                                                   ____________     _____________
  Dividends declared..................................             $        .69     $         .69
                                                                   ____________     _____________
                                                                   ____________     _____________

  Weighted average common shares outstanding..........              115,765,475       112,949,522
                                                                   ____________     _____________
                                                                   ____________     _____________


See Condensed Notes to Financial Statements.


         AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                              March 31,       December 31,
(Millions)                                      1996              1995
                                            _____________     ____________


Assets:
Investments:
  Debt securities:
   Available for sale, at fair value
     (amortized cost $29,687.7 and
      $29,962.5)......................      $ 30,344.9        $ 31,860.3
  Equity securities, at fair value
   (cost $785.1 and $597.8)...........           929.1             659.7
Short-term investments................           637.5             607.8
Mortgage loans........................         7,947.8           8,327.2
Real estate...........................         1,301.9           1,277.3
Policy loans..........................           639.2             629.4
Other.................................           689.4             688.6
                                             _________        __________
      Total investments...............        42,489.8          44,050.3
Cash and cash equivalents.............         1,558.5           1,712.7
Accrued investment income.............           586.7             618.3
Premiums due and other receivables....         1,161.9           1,080.9
Deferred federal and foreign income
 taxes................................           402.2             271.5
Deferred policy acquisition costs.....         2,006.7           1,953.1
Other assets..........................         1,020.8           1,004.4
Separate Accounts assets..............        31,128.9          29,699.7

Net assets of Discontinued
 Operations...........................         3,746.7           3,932.8
                                            __________        __________
      Total assets....................      $ 84,102.2        $ 84,323.7
                                            __________        __________
                                            __________        __________


See Condensed Notes to Financial Statements.


        AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)



                                                         March 31,       December 31,
(Millions, except share and per share data)                1996              1995
                                                       _____________     ____________


Liabilities:
  Future policy benefits........................       $ 18,459.6        $ 18,372.9
  Unpaid claims and claim expenses..............          1,478.8           1,563.1
  Unearned premiums.............................            159.0             142.4
  Policyholders' funds left with the company....         21,702.6          22,898.7
                                                       __________        __________
      Total insurance liabilities...............         41,800.0          42,977.1
  Dividends payable to shareholders.............             79.5              79.2
  Short-term debt...............................            388.4             389.6
  Long-term debt................................            985.5             989.1
  Current federal and foreign income taxes......            150.6             154.0
  Other liabilities.............................          2,134.1           2,344.2
  Participating policyholders' interests........            194.3             204.8
  Separate Accounts liabilities.................         31,066.8          29,637.9
                                                       __________        __________
      Total liabilities.........................         76,799.2          76,775.9
                                                       __________        __________

  Minority interest in preferred
   securities of subsidiary.....................            275.0             275.0
                                                       __________        __________

Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                -                 -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   115,473,773 and 115,013,675 issued, and
   115,187,158 and 114,727,093 outstanding).....          1,473.5           1,448.2
  Net unrealized capital gains..................            103.2             641.1
  Retained earnings.............................          5,463.4           5,195.6
  Treasury stock, at cost (286,615 and
   286,582 shares)..............................            (12.1)            (12.1)
                                                       __________        __________

      Total shareholders' equity................          7,028.0           7,272.8
                                                       __________        __________

      Total liabilities, minority interest and
       shareholders' equity.....................       $ 84,102.2        $ 84,323.7
                                                       __________        __________
                                                       __________        __________

  Shareholders' equity per common share.........       $    61.01        $    63.39
                                                       __________        __________
                                                       __________        __________


See Condensed Notes to Financial Statements.


                AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Three Months Ended March 31, 1996       Total         Stock        Gains (Losses)    Earnings     Stock
__________________________________________________________________________________________________________


Balances at December 31, 1995           $7,272.8      $1,448.2     $   641.1         $5,195.6     $  (12.1)
__________________________________________________________________________________________________________

Net income............................     347.7                                        347.7
Change in net unrealized capital gains
  and losses..........................    (537.9)                     (537.9)
Common stock issued for benefit plans
  (460,098 shares)....................      25.3          25.3
Common stock dividends declared.......     (79.9)                                       (79.9)
                                        __________________________________________________________________


Balances at March 31, 1996              $7,028.0      $1,473.5     $   103.2         $5,463.4      $ (12.1)
__________________________________________________________________________________________________________
                                        __________________________________________________________________




Three Months Ended March 31, 1995
__________________________________________________________________________________________________________


Balances at December 31, 1994           $5,503.0      $1,419.2     $(1,071.5)        $5,259.6     $ (104.3)
__________________________________________________________________________________________________________

Net income............................     160.8                                        160.8
Change in net unrealized capital gains
  and losses..........................     633.3                       633.3
Common stock issued for benefit plans
  (102,053 shares)....................       5.1                                                       5.1
Loss on issuance of treasury stock....      (1.1)         (1.1)
Common stock dividends declared.......     (77.8)                                       (77.8)
                                        __________________________________________________________________


Balances at March 31, 1995              $6,223.3      $1,418.1     $  (438.2)        $5,342.6     $  (99.2)
__________________________________________________________________________________________________________
                                        __________________________________________________________________


See Condensed Notes to Financial Statements.


              AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                                March 31,
                                                                        ________________________
(Millions)                                                              1996           1995
                                                                        ____           ____

Cash Flows from Operating Activities:
   Net income........................................................   $    347.7     $   160.8
   Adjustments to reconcile net income to net
    cash used for operating activities:
      Income from Discontinued Operations............................       (182.2)        (68.4)
      Decrease in accrued investment income..........................         31.7          30.4
      Increase in premiums due and other receivables.................        (37.3)       (210.7)
      Increase in deferred policy acquisition costs..................        (51.7)        (43.4)
      Depreciation and amortization..................................         49.5          44.1
      Decrease in federal and foreign income taxes...................       (135.2)        (89.6)
      Net (decrease) increase in other assets and other liabilities..       (264.3)        229.5
      Decrease in insurance reserve liabilities......................       (199.8)        (47.5)
      Net realized capital (gains) losses............................        (62.0)         13.2
      Amortization of net investment discounts.......................        (26.5)        (33.7)
      Other, net.....................................................         (8.9)        (52.1)
   Discontinued Operations, net......................................       (369.0)         66.1
                                                                        __________     _________
        Net cash used for operating activities.......................       (908.0)         (1.3)
                                                                        __________     _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................      3,407.9       2,544.4
      Equity securities..............................................        108.5         336.7
      Mortgage loans.................................................          8.7           4.3
      Real estate....................................................         47.7          32.2
      Short-term investments.........................................      6,757.2      11,225.7
   Investment maturities and repayments of:
      Debt securities available for sale.............................        700.1         423.1
      Debt securities held for investment............................            -         128.5
      Mortgage loans.................................................        407.6         495.6
   Cost of investments in:
      Debt securities available for sale.............................     (3,749.0)     (3,123.1)
      Debt securities held for investment............................            -          (8.2)
      Equity securities..............................................       (352.4)        (29.2)
      Mortgage loans.................................................        (53.8)        (45.9)
      Real estate....................................................        (34.1)        (25.1)
      Short-term investments.........................................     (6,736.8)    (11,272.5)
   Increase in property and equipment................................         (4.1)        (37.1)
   Net increase in Separate Accounts.................................         (0.4)        (14.5)
   Other, net........................................................        206.7        (193.8)
   Discontinued Operations, net......................................       (261.8)        224.8
                                                                        __________     _________
        Net cash provided by investing activities....................        452.0         665.9
                                                                        __________     _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........        618.9         209.6
   Withdrawals of investment contracts...............................       (901.3)       (706.2)
   Issuance of long-term debt........................................         24.9             -
   Stock issued under benefit plans..................................         25.3           4.0
   Repayment of long-term debt.......................................        (28.8)         (1.4)
   Net (decrease) increase in short-term debt........................         (1.3)         83.1
   Dividends paid to shareholders....................................        (79.9)        (77.8)
   Corporate expenses paid by Discontinued Operations................         12.5          14.8
   Discontinued Operations, net......................................            -           (.2)
                                                                        __________      ________
        Net cash used for financing activities.......................       (329.7)       (474.1)
                                                                        __________      ________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................          0.4           (.1)
Net decrease (increase) in cash and cash equivalents of
 Discontinued Operations.............................................        631.1        (290.4)
                                                                        __________     _________
Net decrease in cash and cash equivalents............................       (154.2)       (100.0)
Cash and cash equivalents, beginning of period.......................      1,712.7       2,277.2
                                                                        __________     _________
Cash and cash equivalents, end of period.............................   $  1,558.5     $ 2,177.2
                                                                        __________     _________
                                                                        __________     _________

Supplemental Cash Flow Information - continuing operations:
   Interest paid.....................................................   $     44.6     $    42.8
                                                                        __________     _________
                                                                        __________     _________
   Income taxes paid ................................................   $     59.0     $     4.0
                                                                        __________     _________
                                                                        __________     _________

See Condensed Notes to Financial Statements.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

The consolidated financial statements include Aetna Life and Casualty Company and its majority-owned subsidiaries (collectively, the "company"). The company's property-casualty operations are reflected as Discontinued Operations. The company completed the sale of its property-casualty operations to an affiliate of the Travelers Insurance Group Inc. ("Travelers") on April 2, 1996 (please refer to Note 4). Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1995 financial information to conform to the 1996 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

(2)  Agreement to Merge with U.S. Healthcare

The company and U.S. Healthcare, Inc. ("U.S. Healthcare") entered into an agreement, dated as of March 30, 1996, pursuant to which they agreed to merge in a transaction, valued at that time, at approximately $8.9 billion. The merger agreement, which has been approved by the board of directors of each company, calls for the formation of a new holding company, Aetna Inc. U.S. Healthcare shareholders will receive $34.20 in cash, 0.2246 shares of Aetna Inc. common stock and 0.0749 shares of Aetna Inc. mandatorily convertible preferred stock for each share of U.S. Healthcare common stock and each share of U.S. Healthcare Class B Stock outstanding. Each outstanding share of the company's common stock will become a share of common stock of Aetna Inc. Immediately after the transaction, the company and U.S. Healthcare will each be wholly-owned subsidiaries of Aetna Inc., and Aetna Inc. will be owned approximately 78% by the company's shareholders and approximately 22% by U.S. Healthcare shareholders (approximately 72% and approximately 28%, respectively, on a fully diluted basis).

The company expects to finance the transaction with a combination of $5.3 billion in cash ($3.9 billion from the net proceeds received from the sale of its property-casualty operations and $1.4 billion of additional bank debt, which may initially be financed with commercial paper) and the issuance of $2.7 billion of new Aetna Inc. common stock and $0.9 billion of Aetna Inc. mandatorily convertible preferred stock. The agreement is subject to approval by the shareholders of both companies, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of required insurance, healthcare and other regulatory approvals, and other customary conditions. It is expected to close in the third quarter of 1996.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(3) Accounting Changes

Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options. FAS No. 123 permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost would be measured at the grant date based upon estimated fair values, using option pricing models. The company has selected the disclosure alternative which requires that such disclosures be included in full year financial statements only.

(4)  Sales of Subsidiaries

On April 2, 1996, the company completed the sale of its property-casualty operations to Travelers for approximately $4.1 billion in cash. The sale resulted in a gain of approximately $265 million (after tax) which will be reflected in the second quarter of 1996. The operating results of the property-casualty operations are presented as Discontinued Operations for the three months ended March 31, 1996 and 1995.

Results of Discontinued Operations for the three months ended
March 31, were:


(Millions)                                                         1996             1995
_____________________________________________________________________________________________

Revenue:

  Premiums                                                         $  1,038.4       $ 1,046.9
  Net investment income                                                 242.9           215.9
  Fees and other income                                                  18.3            22.6
  Net realized capital gains                                            239.7             6.8
                                                                   __________________________

   Total revenue                                                      1,539.3         1,292.2
_____________________________________________________________________________________________

Claims and expenses:

  Claims and claim adjustment expenses                                  964.0           842.1
  Operating expenses                                                    151.9           198.5
  Amortization of deferred policy acquisition costs                     160.7           155.1
                                                                   __________________________

   Total claims and expenses                                          1,276.6         1,195.7
_____________________________________________________________________________________________

Income before income taxes                                              262.7            96.5

Federal and foreign income taxes                                         80.5            28.1
                                                                   __________________________


Net income                                                         $    182.2       $    68.4
                                                                   __________________________
                                                                   __________________________



     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4) Sales of Subsidiaries (Continued)

The Balance Sheets of the Discontinued Operations were:

                                                       March 31,    December 31,
(Millions)                                                  1996            1995
________________________________________________________________________________

Assets:
Investments:
 Debt securities:
    Available for sale, at fair value
      (amortized cost $12,854.5 and $11,293.8)        $12,836.8        $11,705.6
 Equity securities, at fair value
  (cost $53.3 and $313.8)                                  60.1            525.5
 Short-term investments                                      .2            137.2
 Mortgage loans                                         1,012.8          1,061.7
 Real estate                                              255.9            264.7
 Other                                                    140.9            291.8
                                                      __________________________
   Total investments                                   14,306.7         13,986.5

Cash and cash equivalents                                 522.5          1,153.6
Reinsurance recoverables and receivables                5,067.5          5,144.0
Accrued investment income                                 210.2            188.3
Premiums due and other receivables                      1,079.1          1,057.4
Federal and foreign income taxes:
  Current                                                     -             13.6
  Deferred                                                777.2            642.3
Deferred policy acquisition costs                         296.1            305.8
Other assets                                            1,033.5          1,010.9
                                                      __________________________
   Total assets                                       $23,292.8        $23,502.4
________________________________________________________________________________
                                                      __________________________

Liabilities:
Unpaid claims and claim expenses                      $16,726.2        $16,569.3
Unearned premiums                                       1,386.2          1,400.3
Policyholders' funds left with the companies               40.5             39.1
                                                     ___________________________
   Total insurance liabilities                         18,152.9         18,008.7
Long-term debt                                             35.2             35.2
Current federal income taxes                                1.8                -
Other liabilities                                       1,356.2          1,525.7
                                                      __________________________
   Total liabilities                                   19,546.1         19,569.6

Total shareholder's equity (including
 net unrealized capital (losses) gains of
 $(65.2) and $303.1)                                    3,746.7          3,932.8
________________________________________________________________________________

Total liabilities and shareholder's equity            $23,292.8        $23,502.4
________________________________________________________________________________
                                                      __________________________

In conjunction with the sale, Travelers subleased the space currently occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company will reflect a charge of approximately $190 million (after tax) in the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also expects to reflect additional severance and facilities charges in the second quarter of 1996 of approximately $45 million (after tax) due to actions expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4) Sales of Subsidiaries (Continued)

As a result of the sale, the company retained no property-casualty liabilities other than those associated with indemnifying Travelers for a portion of certain potential liability exposures. While there can be no assurances, management currently does not believe that the aggregate ultimate loss arising from these indemnifications, if any, will be material to the annual net income, liquidity or financial condition of the company, although it is reasonably possible.

(5)  Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three months ended March 31, 1996 and 1995 were credited/charged to the reserve for anticipated future losses and did not affect the company's results of operations. Future net losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at March 31, 1996 is adequate to provide for future net losses associated with the guaranteed product liabilities. To the extent that actual future losses are greater than anticipated future net losses, the company's results of operations would be adversely affected. Conversely, if actual future losses are less than anticipated future losses, the company's results of operations would be favorably affected. (Please refer to the company's 1995 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5) Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended March 31, 1996       Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________
Net investment income                   $  106.1      $ 116.9      $  223.0      $     -      $ 223.0
Net realized capital gains                  10.8         11.1          21.9         (21.9)          -
Interest earned on receivable
  from continuing business                   5.3          7.8          13.1             -        13.1
Other income                                 7.2          6.0          13.2             -        13.2
                                        _____________________________________________________________
     Total revenue                         129.4        141.8         271.2         (21.9)      249.3
                                        _____________________________________________________________

Current and future benefits                102.4        107.3         209.7          37.2       246.9
Operating expenses                           1.7          0.7           2.4             -         2.4
                                        _____________________________________________________________
     Total benefits and expenses           104.1        108.0         212.1          37.2       249.3
                                        _____________________________________________________________

Results of discontinued products        $   25.3      $  33.8      $   59.1      $  (59.1)    $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

                                                                                 Charged
                                                                                 (Credited) to
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

* Amounts are reflected in the 1996 and 1995 Consolidated Statements of Income, except for interest of
  $13.1 million and $12.7 million for the three months ended March 31, 1996 and 1995, respectively, earned on the receivable from continuing business which is eliminated in consolidation.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows
(in millions):


                                                  March 31, 1996
                                       _______________________________________

                                       Guaranteed      Single-
                                       Investment      Premium
                                       Contracts       Annuities     Total
                                       _______________________________________


Debt securities available for sale     $ 2,012.2       $ 3,440.3     $ 5,452.5
Mortgage loans                           1,762.8         1,485.3       3,248.1
Real estate                                477.8           194.6         672.4
Short-term and other investments           183.3            86.7         270.0
                                       _______________________________________
   Total investments                     4,436.1         5,206.9       9,643.0
Current and deferred income taxes          153.3           132.6         285.9
Receivable from continuing business        435.0           501.4         936.4
                                       _______________________________________
   Total assets                        $ 5,024.4       $ 5,840.9     $10,865.3
______________________________________________________________________________
                                       _______________________________________
Future policy benefits                 $       -       $ 4,896.3     $ 4,896.3
Policyholders' funds left with
  the company                            4,646.8               -       4,646.8
Reserve for future losses on
  discontinued products                    246.7           771.2       1,017.9
Other                                      130.9           173.4         304.3
                                       _______________________________________
   Total liabilities                   $ 5,024.4       $ 5,840.9     $10,865.3
______________________________________________________________________________
                                       _______________________________________



Net unrealized capital gains as of March 31, 1996 on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on GICs is included in policyholders' funds left with the company and the reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheets.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Discontinued Products (Continued)

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                      Three Months Ended March 31, 1996
                                      ___________________________________
                                      Guaranteed    Single-
                                      Investment    Premium
                                      Contracts     Annuities   Total
_________________________________________________________________________
Reserve at beginning of period        $   221.4     $   737.4   $   958.8
Results of discontinued products           25.3          33.8        59.1
                                      ___________________________________
Reserve at end of period              $   246.7     $   771.2   $ 1,017.9
_________________________________________________________________________
                                      ___________________________________


At the time of discontinuance, a receivable from continuing business was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables, on which interest is accrued at the discount rates used to calculate the loss on discontinuance, will be funded, net of taxes on the accrued interest, from invested assets supporting Large Case Pensions. The offsetting payable, on which interest is similarly accrued, was established in the continuing business. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1996, for GICs and SPAs, the receivables from continuing business, net of the related deferred taxes payable of $15.8 million and $23.2 million, respectively, on the accrued interest income were $419.2 million and $478.2 million, respectively. As of March 31, 1996, no funding had taken place. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheets.

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $353.1 million and $360.8 million for the three months ended March 31, 1996 and 1995, respectively.
Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) allocable to experience rated contractholders of $38.1 million and ($35.0) million for the three months ended March 31, 1996 and 1995, respectively, were deducted from net realized capital gains (losses) as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the company.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6) Investments (Continued)

At March 31, 1996, the total recorded investment in mortgage loans that are considered to be impaired (which include problem loans, restructured loans and potential problem loans) under FAS No. 114 and related specific reserves are presented in the table below. Included in such total recorded investment are impaired loans of $355 million for which no specific reserves are considered necessary.



                                              Total
                                              Recorded          Specific
(Millions)                                    Investment        Reserves
________________________________________________________________________


Supporting discontinued products              $   642.5         $ 102.3
Supporting experience rated products              394.7            94.0
Supporting remaining products                     362.5            44.0
                                              _________________________
 Total Impaired Loans -
    continuing operations                     $ 1,399.7         $ 240.3
_______________________________________________________________________
                                              _________________________

The activity in the specific and general reserves as of March 31, 1996 is summarized below:


                                             Charged                                  Balance
                              Balance at     to net       Charged                     at
                              December 31,   realized     to other      Principal     March 31,
(Millions)                    1995           loss         accounts(1)   Write-offs    1996(2)
_______________________________________________________________________________________________

Supporting discontinued
 products                     $  287.5       $     -      $      -      $  (111.2)    $  176.3

Supporting experienced
 rated products                  228.3             -            .6          (17.9)       211.0

Supporting remaining
 products                         89.1           (.6)            -           (2.2)        86.3
                              ________________________________________________________________

  Total -
  continuing operations       $  604.9        $  (.6)     $     .6      $  (131.3)    $  473.6
______________________________________________________________________________________________
                              ________________________________________________________________


(1)  Reflects additions to reserves related to assets supporting experience rated products and discontinued products which do not affect the company's results of operations.

(2)  Total reserves for continuing operations at March 31, 1996 include $240.3 million of specific reserves and $233.3 million of general reserves.


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

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Investments (Continued)

Income earned (pretax) and received on the average recorded investment in impaired loans for the three months ended March 31, 1996 was as follows:

                                               Three Months Ended
                                                  March 31, 1996
                                          ______________________________
                                          Average
                                          Impaired    Income    Income
(Millions)                                Loans       Earned    Received
________________________________________________________________________

Supporting discontinued products          $   695.4   $  15.0   $  15.5
Supporting experience rated products          501.3       9.5       9.8
Supporting remaining products                 218.5       5.5       4.8
                                          _____________________________
  Total continuing operations             $ 1,415.2   $  30.0   $  30.1
_______________________________________________________________________
                                          _____________________________

As of January 1, 1996, the company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be held and used to be written down to fair value when they are considered impaired. Long-lived assets to be disposed of (e.g., real estate held for sale) are to be carried at the lower of cost or fair value less estimated selling costs. In addition, this statement does not allow long-lived assets to be disposed of to be depreciated. As a result of the adoption of FAS No. 121 on January 1, 1996, valuation reserves were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale. The adoption of FAS No. 121 did not have a material effect on results of operations.

(7)  Debt

The company has credit facilities aggregating $1 billion with a group of worldwide banks. One $500 million facility terminates in July 1996. Another $500 million facility terminates in July 1999. Various interest rate options are available under each facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from
 .08% to .375% per annum under the short-term credit agreement and from .1% to .5% per annum under the medium-term credit agreement, depending upon the company's long-term senior unsecured debt rating. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. These facilities also support the company's commercial paper borrowing program. (Please refer to Note 2 for discussion of additional debt expected to be incurred in connection with the merger with U.S. Healthcare.)

Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission ("SEC"), the company may offer and sell up to $550 million of various types of securities.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7) Debt (Continued)

A subsidiary of the company may offer and sell up to an additional $225 million of preferred securities under a shelf registration statement declared effective by the SEC.

(8)  Off-Balance-Sheet Financial Instruments
     (including Derivative Financial Instruments)

The company engages in hedging activities to manage foreign exchange and interest rate risk. Such hedging activities have principally consisted of using off-balance-sheet instruments including foreign exchange forward contracts, futures and forward contracts, and interest rate swap agreements. (Please see General Account Investments - Use of Derivatives and Other Investments on page 44 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the company's 1995 Annual Report to Shareholders for a description of the company's hedging activities). The notional amounts, carrying values and estimated fair values of the company's off-balance-sheet financial instruments from continuing operations are as follows (in millions):


                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
March 31, 1996                               Amount      (Liability)  Value
______________________________________________________________________________
Foreign exchange forward contracts - sell:
  Related to net investments in foreign
    affiliates                               $ 174.3     $  (1.2)     $  (2.8)
  Related to investments in nondollar
    denominated assets                          90.7        (0.2)           -
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
    affiliates                                   2.7         0.1           0.3
  Related to investments in nondollar
    denominated assets                          31.7         0.2           0.2
Interest rate swaps:
  Unrecognized gains                            43.0           -           6.7
Futures contracts to purchase investments       51.4        (1.4)         (1.4)
Forward swap agreement                          60.0           -           0.3


At March 31, 1996, continuing operations had commitments to purchase investments for $142.1 million, the fair market value of which was $142.2 million.

(9)   Supplemental Cash Flow Information

Significant noncash investing and financing activities of continuing operations include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $36.5 million and $9.7 million for the three months ended March 31, 1996 and 1995, respectively.

     AETNA LIFE AND CASUALTY COMPANY AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)


(10)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding (including common share equivalents). There is no difference between primary and fully diluted earnings per share.

(11)  Litigation

The company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations as an insurer. While the ultimate outcome of such litigation cannot be determined at this time, such litigation, net of reserves established therefor, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

           Independent Auditors' Review Report

The Board of Directors
Aetna Life and Casualty Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the related condensed consolidated statements of shareholders' equity and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life and Casualty Company and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
April 25, 1996

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated Results of Operations
__________________________________


Operating Summary
(Millions, except per share data)          Three Months Ended March 31
                                       ___________________________________
                                       1996         1995          % Change
                                       ____         ____          ________

Premiums.............................  $ 1,843.9   $  1,882.1      (2.0)%
Net investment income................      886.3        870.0       1.9
Fees and other income................      518.2        453.4      14.3
Net realized capital gains (losses)..       62.0        (13.2)        -
                                       _________   __________
    Total revenue....................    3,310.4      3,192.3       3.7

Current and future benefits..........    2,236.9      2,275.7      (1.7)
Operating expenses...................      790.2        741.2       6.6
Amortization of deferred policy
 acquisition costs...................       37.0         32.0      15.6
                                       _________   __________
    Total benefits and expenses......    3,064.1      3,048.9        .5
                                       _________   __________

Income from continuing operations
 before income taxes.................      246.3        143.4      71.8
Income taxes.........................       80.8         51.0      58.4
                                       _________   __________

Income from continuing operations....      165.5         92.4      79.1

Income from Discontinued Operations,
 net of tax..........................      182.2         68.4     166.4
                                       _________   __________

    Net income.......................  $   347.7   $    160.8     116.2
                                       _________   __________
                                       _________   __________

Net realized capital gains (losses)
 from continuing operations, net of
 tax (included above)................  $    41.4   $    (10.6)        -
                                       _________   __________
                                       _________   __________

Income from continuing operations
 per common share....................  $    1.43   $      .82      74.4

Income from Discontinued Operations,
 net of tax..........................       1.57          .60     161.7
                                       _________   __________

Net income per common share..........  $    3.00   $     1.42     111.3
                                       _________   __________
                                       _________   __________

Overview
________

Agreement to Merge with U.S. Healthcare

The company and U.S. Healthcare, Inc. ("U.S. Healthcare") entered into an agreement, dated as of March 30, 1996, pursuant to which they agreed to merge in a transaction, valued at that time, at approximately $8.9 billion. The merger agreement, which has been approved by the board of directors of each company, calls for the formation of a new holding company, Aetna Inc. U.S. Healthcare shareholders will receive $34.20 in cash, 0.2246 shares of Aetna Inc. common stock and 0.0749 shares of Aetna Inc. mandatorily convertible preferred stock for each share of U.S. Healthcare common stock and each share of U.S. Healthcare Class B Stock outstanding. Each outstanding share of the company's common stock will become a share of common stock of Aetna Inc. Immediately after the transaction, the company and U.S. Healthcare will each be wholly-owned subsidiaries of Aetna Inc., and Aetna Inc. will be owned approximately 78% by the company's shareholders and approximately 22% by U.S. Healthcare shareholders (approximately 72% and approximately 28%, respectively, on a fully diluted basis).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

In addition, subsidiaries of the company and Leonard Abramson (the "Shareholder") entered into a voting agreement, dated as of March 30, 1996, pursuant to which the Shareholder agreed, among other things, to vote all of his Class B Stock of U.S. Healthcare, representing approximately 83.7% of the aggregate voting power of the capital stock of U.S. Healthcare, in favor of the merger.

The company expects to finance the transaction with a combination of $5.3 billion in cash ($3.9 billion from the net proceeds received from the sale of its property-casualty operations (see below) and $1.4 billion of additional bank debt, which may initially be financed with commercial paper) and the issuance of $2.7 billion of new Aetna Inc. common stock and $0.9 billion of Aetna Inc. mandatorily convertible preferred stock. The agreement is subject to approval by the shareholders of both companies, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of required insurance, healthcare and other regulatory approvals, and other customary conditions. It is expected to close in the third quarter of 1996.

See "Overview - Income from Continuing Operations" on page 22 and
"Liquidity and Capital Resources" on page 45 for a discussion of certain factors that are expected to impact the company after the consummation of the merger with U.S. Healthcare.

For financial and business information regarding U.S. Healthcare, see its Form 10-K and other reports filed with the Securities and Exchange Commission ("SEC").

Sale of Property-Casualty Operations

On April 2, 1996, the company completed the sale of its property-casualty operations to an affiliate of The Travelers Insurance Group Inc. (Travelers) for approximately $4.1 billion in cash. The sale resulted in a gain of approximately $265 million (after tax) which will be reflected in the second quarter of 1996.

In conjunction with the sale, Travelers subleased the space currently occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company will reflect a charge of approximately $190 million (after tax) in the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also expects to reflect additional severance and facilities charges in the second quarter of 1996 of approximately $45 million (after tax) due to actions expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations.

See "Discontinued Operations - Property-Casualty Operations" on page 35.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Strategic Outlook

The agreement to merge with U.S. Healthcare, which follows the recently completed sale of the company's property-casualty operations, represents the second step of the company's previously announced strategic decision to focus its resources on pursuing growth opportunities in its health care business, and evaluating opportunities for growth and development of its financial services and international operations.

The company currently anticipates recording severance charges related to Aetna Health Plans in the second quarter. (See "Aetna Health Plans" on page 25.) Further, the company continues to conduct strategic and financial reviews of all of its continuing operations in order to make such operations more competitive.
Such reviews may result in restructuring actions in 1996 which would be in addition to the severance and facilities charges anticipated in connection with the sale of the company's property-casualty operations, as well as the Aetna Health Plans' severance charge, although the amount of any such charges cannot be estimated at this time.

Income from Continuing Operations

The company reported income from continuing operations of $166 million for the three months ended March 31, 1996 compared with $92 million for the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1996 increased $21 million from the prior year reflecting improved earnings in all of the company's continuing businesses.

Earnings from continuing operations for the balance of 1996 will be impacted by the earnings from the investment of the net proceeds received from the property-casualty sale until the U.S. Healthcare merger closes. It will then be affected, among other things, by the earnings of U.S. Healthcare, the costs of financing the merger and the amortization of approximately $8 billion of intangible assets (primarily goodwill) expected to be created as a result of the merger. The company also anticipates that the merger will yield increased operating income for its new combined health businesses resulting from expense savings and increased revenues (the "estimated synergies"). The annual increase in operating income is expected to be approximately $300 million (after tax) per year, and is expected to be achieved within 18 months of the closing of the transaction. The estimated synergies set forth above are forward-looking information. For discussion of factors regarding such forward-looking information, see "Forward-Looking Information" on page 47.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses from continuing operations included in net income, allocable to experience rated pension contractholders, and supporting discontinued products were as follows (in millions):

                                           Three Months Ended March 31
                                           ___________________________
                                                 1996         1995
                                                 ____         ____


Net realized capital gains (losses)
  from sales.................................    $  41.0     $  (8.6)

Net realized capital gains (losses) from
  changes in reserves for mortgage loans
  and real estate............................         .4        (2.0)
                                                 _______     _______

Net realized capital gains (losses) from
  continuing operations......................    $  41.4     $ (10.6)
                                                 _______     _______
                                                 _______     _______

Net realized capital gains (losses) allocable
  to experience rated pension contractholders
  (excluded above)...........................    $  24.8     $ (22.8)
                                                 _______     _______
                                                 _______     _______

Net realized capital gains (losses) on
  assets supporting discontinued products
  (excluded above)...........................    $  14.2     $  (6.8)
                                                 _______     _______
                                                 _______     _______


Net realized capital gains from sales in the first quarter of 1996 include a $15 million gain from the sale of an HMO subsidiary.

For information about net realized after-tax capital gains on assets related to Discontinued Operations, see "Discontinued
Operations - Property-Casualty Operations" on page 35.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans
__________________

Operating Summary
(Millions)                                 Three Months Ended March 31
                                       __________________________________
                                       1996         1995         % Change
                                       ____         ____         ________


Premiums............................   $ 1,552.1    $ 1,494.7      3.8%
Net investment income...............        93.8         84.7     10.7
Fees and other income...............       355.6        307.5     15.6
Net realized capital gains (losses).        31.2         (4.2)       -
                                       _________    _________
   Total revenue....................     2,032.7      1,882.7      8.0

Current and future benefits.........     1,344.9      1,273.3      5.6
Operating expenses..................       529.9        485.0      9.3
Amortization of deferred policy
 acquisition costs..................         2.8          6.8    (58.8)
                                       _________    _________
   Total benefits and expenses......     1,877.6      1,765.1      6.4
                                       _________    _________

Income before income taxes..........       155.1        117.6     31.9
Income taxes........................        53.7         44.0     22.0
                                       _________    _________

Net income..........................   $   101.4    $    73.6     37.8
                                       _________    _________
                                       _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $    21.5    $    (2.8)       -
                                       _________    _________
                                       _________    _________

Aetna Health Plans' net income for the three months ended March 31, 1996 increased by $28 million compared with the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1996 increased
$4 million from the prior year.

Results for the first quarter of 1996 reflect increased earnings in the Group Insurance business resulting from growth in membership. Earnings in the first quarter of 1996 related to the Health and Specialty Health businesses were, in the aggregate, level compared to the same period a year ago. HMO earnings were $10 million and $11 million for the quarters ended March 31, 1996 and 1995, respectively, reflecting an increase in the medical loss ratio which was substantially offset by increased membership. The HMO medical loss ratios were 87.0% and 84.5% for the three months ended March 31, 1996 and 1995, respectively. The increase in the loss ratio is primarily attributable to lower premiums per member due to competitive pricing.

Revenue, excluding net realized capital gains and losses, for the Health and Specialty Health businesses increased approximately $82 million or 5% in the first quarter of 1996 compared with the same period in 1995, primarily due to the shift in membership to managed care products. Membership in managed care products for the quarter ended March 31, 1996 increased .7 million members from the same period a year ago. Revenue, excluding net realized capital gains and losses, for the Group Insurance business increased approximately $32 million or 9% in the first quarter of 1996 compared with the same period in 1995 resulting from increased membership.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

Operating expenses in the Health business increased in the first quarter of 1996 compared with the same period in 1995 due to the continued migration of members from the indemnity to the more resource-intensive POS product. AHP is continuing to refine its systems and processes in order to slow the growth of the administrative costs associated with its managed care products as the migration to those products from indemnity products continues.

Severance charges of approximately $20 million (after tax) are currently anticipated for the second quarter related to actions expected to be taken to reduce costs. Such actions are primarily related to reducing information technology costs.

Net realized capital gains in the first quarter of 1996 were primarily attributable to the sale of an HMO subsidiary. The earnings of this subsidiary were not material to AHP's results.

The number of Health members participating in risk versus nonrisk plans was as follows:


                                       March 31, 1996                    March 31, 1995
                                 __________________________        ___________________________
(Millions)                       Risk     Nonrisk     Total        Risk     Nonrisk     Total
___________________________________________________________        __________________________

Health
  HMO                             1.3        .3         1.6         1.2        .3         1.5
  POS                              .5       2.1         2.6          .3       1.7         2.0
                                 __________________________         _________________________
   Total Gated Managed Care       1.8       2.4         4.2         1.5       2.0         3.5
  PPO                             1.3       2.8         4.1         1.3       2.8         4.1
                                 __________________________        __________________________
   Total Managed Care             3.1       5.2         8.3         2.8       4.8         7.6
  Traditional Indemnity            .6       3.0         3.6         1.0       3.4         4.4
                                 __________________________        __________________________
Total Health                      3.7       8.2        11.9         3.8       8.2        12.0
                                 __________________________        __________________________
                                 __________________________        __________________________

Membership attributable to a risk contract with the Civilian Health and Military Program of the Uniformed Services ("Champus") of .7 million members at March 31, 1996 and 1995 is included in total managed care membership. Champus has awarded renewal of the contract to another provider effective April 1, 1996. The company expects that there will not be a material adverse impact to earnings of the segment as a result of the loss of this contract.

The number of members covered by Specialty Health products was as follows:


                                       March 31
                                 __________________
(Millions)                       1996(1)    1995(1)
___________________________________________________

Behavioral Health (2)             14.8       15.1
                                  ____       ____
                                  ____       ____

Dental (2)                         7.9        8.4
                                  ____       ____
                                  ____       ____

Managed Pharmacy                   4.6        3.8
                                  ____       ____
                                  ____       ____

(1) Many Specialty Health members participate in more than one type of AHP coverage and are therefore counted in each.
(2) The decline in membership was primarily due to increased competition related to the pricing of such products. Such decline was not material to AHP's earnings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

The number of members covered by Group Insurance products was as follows:


                                       March 31
                                 __________________
(Millions)                       1996(1)    1995(1)
___________________________________________________

Group Life (2)                     8.4        7.9
                                  ____       ____
                                  ____       ____

Disability                         2.4        2.2
                                  ____       ____
                                  ____       ____

Long-Term Care                      .1         .1
                                  ____       ____
                                  ____       ____


(1) Many Group Insurance members participate in more than one type of AHP coverage and are therefore counted in each.
(2) Group life includes members with accident coverages.


Please see "Overview" on page 20 for a discussion related to the merger of the company and U.S. Healthcare.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (formerly named Aetna Life Insurance &
_________________________
  Annuity)

Operating Summary
(Millions)                                 Three Months Ended March 31
                                       ___________________________________
                                       1996         1995          % Change
                                       ____         ____          ________


Premiums............................   $    26.0    $    42.4      (38.7)%
Net investment income...............       267.3        245.5        8.9
Fees and other income...............       103.3         84.0       23.0
Net realized capital gains..........        15.7          3.0          -
                                       _________    _________
   Total revenue....................       412.3        374.9       10.0

Current and future benefits.........       232.1        224.5        3.4
Operating expenses..................        82.8         74.8       10.7
Amortization of deferred policy
 acquisition costs..................        17.3         11.4       51.8
                                       _________    _________
   Total benefits and expenses......       332.2        310.7        6.9
                                       _________    _________

Income before income taxes..........        80.1         64.2       24.8
Income taxes........................        23.6         20.7       14.0
                                       _________    _________

Net income..........................   $    56.5    $    43.5       29.9
                                       _________    _________
                                       _________    _________
Net realized capital gains, net
 of tax (included above)............   $    10.2    $     1.9         -
                                       _________    _________
                                       _________    _________

Deposits not included in premiums
 above .............................   $ 1,091.9    $   784.4       39.2
                                       _________    _________
                                       _________    _________

Assets under management (1)(2)......   $26,430.0    $21,214.4       24.6
                                       _________    _________
                                       _________    _________

(1) Excludes net unrealized capital gains (losses) of approximately $302 million and $(70) million at March 31, 1996 and 1995, respectively.
(2) Includes $3.2 billion and $1.1 billion at March 31, 1996 and 1995, respectively, related to assets held and managed by unaffiliated mutual funds.

Aetna Retirement Services' net income for the three months ended March 31, 1996 increased $13 million from the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1996 increased $5 million from the same period a year ago.

Results in the first quarter of 1996 benefited from increased fees assessed against policyholders related to the growth in assets under management, partially offset by an increase in operating expenses. The increase in operating expenses primarily reflects continued business growth and investment in nontraditional distribution channels (e.g., banks and broker/dealers).

Assets under management at March 31, 1996 were 25% higher than a year earlier primarily as a result of continued business growth and overall improvement in the stock market.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services
_________________________

Premiums decreased 39% in the first quarter of 1996 compared to the first quarter of 1995 primarily because Aetna Retirement Services ceased writing structured settlements of certain liabilities in the fourth quarter of 1995. Such decrease did not and is not expected to have a material effect on results of the segment.

Current and future benefits increased 3% in the first quarter of 1996 compared to the same period a year ago reflecting continued business growth, substantially offset by a decrease in current and future benefits related to the cessation of the structured settlement product discussed above.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________


Operating Summary
(Millions)                                 Three Months Ended March 31
                                       _____________________________________
                                       1996         1995          % Change
                                       ____         ____          ________


Premiums............................   $   239.6    $   220.6       8.6%
Net investment income...............        83.0         68.3      21.5
Fees and other income...............        29.4         26.3      11.8
Net realized capital gains (losses).         1.1         (3.8)        -
                                       _________    _________
   Total revenue....................       353.1        311.4      13.4

Current and future benefits.........       213.2        196.8       8.3
Operating expenses..................        86.3         83.3       3.6
Amortization of deferred policy
 acquisition costs..................        16.9         13.8      22.5
                                       _________    _________
   Total benefits and expenses......       316.4        293.9       7.7
                                       _________    _________

Income before income taxes..........        36.7         17.5     109.7
Income taxes .......................        12.0          3.4         -
                                       _________    _________

Net income..........................   $    24.7    $    14.1      75.2
                                       _________    _________
                                       _________    _________
Net realized capital gains (losses),
 net of tax (included above)........   $      .6    $    (2.8)        -
                                       _________    _________
                                       _________    _________


International's net income for the three months ended March 31, 1996 increased by $11 million compared with the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1996 increased $7 million from the same period a year ago. The improvement in the first quarter reflected increased earnings in the Pacific Rim and Latin America, primarily reflecting continued revenue growth, as well as lower growth in operating expenses due to tighter controls over such costs. Improved earnings in Latin America also reflect higher net investment income because of the sustained high interest rate environment in Mexico.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________



Operating Summary
(Millions)                                 Three Months Ended March 31
                                       ___________________________________
                                       1996         1995          % Change
                                       ____         ____          ________


Premiums...........................    $    26.2    $   124.4     (78.9)%
Net investment income..............        442.9        468.2      (5.4)
Fees and other income..............         29.3         35.1     (16.5)
Net realized capital gains (losses)         10.2         (7.7)        -
                                       _________    _________
   Total revenue...................        508.6        620.0     (18.0)

Current and future benefits........        446.7        581.1     (23.1)
Operating expenses.................         20.3         20.6      (1.5)
                                       _________    _________
   Total benefits and expenses.....        467.0        601.7     (22.4)
                                       _________    _________

Income before income taxes.........         41.6         18.3     127.3
Income taxes.......................         14.8          7.0     111.4
                                       _________    _________

Net income.........................    $    26.8    $    11.3     137.2
                                       _________    _________
                                       _________    _________

Net realized capital gains (losses),
  net of tax (included above)......    $     6.6    $    (5.0)        -
                                       _________    _________
                                       _________    _________

Deposits not included in premiums
  above ...........................    $   394.4    $   422.8      (6.7)
                                       _________    _________
                                       _________    _________

Assets under management (1)(2).....    $37,300.0    $46,291.0     (19.4)
                                       _________    _________
                                       _________    _________

(1) Excludes net unrealized capital gains (losses) of approximately $266 million and $(165) million at March 31, 1996 and 1995, respectively.
(2) Includes assets under management related to discontinued products.


Large Case Pensions' net income for the three months ended
March 31, 1996 increased by $16 million compared with the same period a year ago. Excluding net realized capital gains and losses, results for the three months ended March 31, 1996 increased $4 million from the prior year primarily reflecting an increase in net interest margins.

1995 premiums reflected additional premiums from existing contractholders which did not have a material effect on results.

Assets under management at March 31, 1996 were 19% lower than a year earlier primarily as a result of the sale of Insurance Company Investment Management ("ICIM"), a specialized asset manager conducting business through the company's Aeltus Investment Management subsidiary ("Aeltus"), in the first quarter of 1996. ICIM was not a significant contributor to Large Case Pensions' earnings in 1995 or in the first quarter of 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other company products) (in millions):

                                     Three Months Ended March 31
                                     ____________________________
                                           1996          1995
                                           ____          ____
Scheduled contract maturities
 and benefit payments (1)..........        $  318.1      $  270.3
                                           ________      ________
                                           ________      ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments..............        $  315.2 (2)  $   97.6
                                           ________      ________
                                           ________      ________

Participant withdrawals............        $   56.4      $   54.5
                                           ________      ________
                                           ________      ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Primarily relates to an unscheduled withdrawal by one contractholder.

The company is exploring sale or other alternatives for certain portions of its large case pension investment management and advisory business conducted through its subsidiary, Aeltus. Such actions have included the signing, in 1996, of a letter of intent to sell Aetna Realty Investors ("ARI") to TA Associates. The sale is expected to close in the second quarter of 1996. ARI contributed $2 million to Large Case Pensions' net income for the three months ended March 31, 1996 and 1995.

Discontinued Products

Results of discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")) for the three months ended March 31, 1996 and 1995 were credited/charged to the reserve for anticipated future losses and did not affect the company's results of operations.
Future net losses (including capital losses) for each product will be charged to the respective reserve at the time such losses are realized. Management believes the reserve for anticipated losses at March 31, 1996 is adequate to provide for future losses associated with the guaranteed product liabilities. To the extent that actual future losses are greater than anticipated future net losses, the company's results of operations would be adversely affected. Conversely, if actual future losses are less than anticipated future losses, the company's results of operations would be favorably affected. (Please refer to the company's 1995 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from continuing business was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables, on which interest is accrued at the discount rates used to calculate the loss on discontinuance, will be funded, net of taxes on the accrued interest, from invested assets supporting Large Case Pensions. The offsetting payable, on which interest is similarly accrued, was established in the continuing business. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1996, for GICs and SPAs, the receivables from continuing business, net of the related deferred taxes payable of $16 million and $23 million, respectively, on the accrued interest income, were $419 million and $478 million, respectively. As of March 31, 1996, no funding had taken place.

Results of discontinued products were as follows (in millions):

                                               Three Months Ended March 31
                                             ________________________________
                                                           1996
                                             ________________________________
                                             GICs        SPAs        Total
                                             ____        ____        _____
Interest margin (a)......................    $    2.4    $    6.2    $    8.6
Net realized capital gains...............         7.0         7.2        14.2
Interest earned on receivable from
  continuing business....................         3.4         5.1         8.5
Other, net...............................         2.7         4.1         6.8
                                             ________    ________    ________

Results of discontinued products,
  after-tax..............................    $   15.5    $   22.6    $   38.1
                                             ________    ________    ________
                                             ________    ________    ________

Results of discontinued products,
 pretax..................................    $   25.3    $   33.8    $   59.1
                                             ________    ________    ________
                                             ________    ________    ________

Net realized capital gains from sales
  of bonds, after tax, included above....    $    2.1    $    4.4    $    6.5
                                             ________    ________    ________
                                             ________    ________    ________

                                               Three Months Ended March 31
                                             ________________________________
                                                           1995
                                             ________________________________
                                             GICs        SPAs        Total
                                             ____        ____        _____
Negative interest margin (a).............    $  (14.9)   $   (2.8)   $  (17.7)
Net realized capital gains (losses)......       (12.0)        5.2        (6.8)
Interest earned on receivable from
  continuing business....................         3.3         5.0         8.3
Other, net...............................         1.1         1.6         2.7
                                             ________    ________    ________

Results of discontinued products,
  after-tax..............................    $  (22.5)   $    9.0    $  (13.5)
                                             ________    ________    ________
                                             ________    ________    ________

Results of discontinued products, pretax.    $  (33.5)   $   12.8    $  (20.7)
                                             ________    ________    ________
                                             ________    ________    ________

Net realized capital gains (losses)
  from sales of bonds, after tax,
  included above.........................    $   (5.7)   $    9.4    $    3.7
                                             ________    ________    _________
                                             ________    ________    _________

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts (exceeds) or is less than interest earned on invested assets supporting such contracts.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

The results of the discontinued products in the first quarter of 1996 were favorably affected by nonrecurring items including rental income received on a foreclosed property of $6 million (after tax) related to GICs and $3 million (after tax) related to SPAs. Such rental income had previously not been recognized due to uncertainties associated with its ultimate collection. Additionally, the adoption of FAS No. 121, favorably impacted the results of GICs by $4 million (after tax) and SPAs by $2 million (after tax).

Despite the improvement in earnings in the first quarter of 1996, management expects that negative interest margins related to GICs will recur and negative interest margins related to SPAs will emerge over the next several years as the average yield from the investment portfolio declines and will continue as the liabilities are paid.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                   Three Months Ended March 31, 1996
                                   _________________________________
                                   GICs        SPAs        Total
                                   ____        ____        _____
Reserve at December 31, 1995.....  $  221.4    $  737.4    $  958.8
Results of discontinued products.      25.3        33.8        59.1
                                   ________    ________    ________
Reserve at March 31, 1996........  $  246.7    $  771.2    $1,017.9
                                   ________    ________    ________
                                   ________    ________    ________

Distributions on GICs and SPAs were as follows (in millions):

                                             Three Months Ended March 31
                                         ____________________________________
                                                        1996
                                         ____________________________________
                                         GICs          SPAs          Total
                                         ____          ____          _____
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)......................      $  500.2      $  133.0      $  633.2
                                         ________      ________      ________
                                         ________      ________      ________

Participant directed withdrawals...      $   15.5      $      -      $   15.5
                                         ________      ________      ________
                                         ________      ________      ________



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
                                         ________      ________      ________
                                         ________      ________      ________

(1) Includes payments made upon contract maturity, early contractual settlements of
    GIC liabilities, and other amounts distributed in accordance with contract schedules.

Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on, invested assets.

(Please see "General Account Investments" on page 36 for a discussion of investments supporting discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________


Operating Summary
(Millions, after-tax)                      Three Months Ended March 31
                                       ___________________________________
                                       1996         1995          % Change
                                       ____         ____          ________


Interest expense....................   $    19.4    $    18.1       7.2%
Other expense, net..................        24.5         32.0     (23.4)


Other expense for the three months ended March 31, 1996 and 1995 included after-tax net realized capital gains of $3 million and after-tax net realized capital losses of $2 million, respectively. Excluding net realized capital gains and losses, the decrease of $3 million in other expenses in 1996 primarily resulted from a reduction in corporate staff area expenses associated with continued cost reduction efforts.

In conjunction with the sale of the company's property-casualty operations, Travelers subleased the space currently occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company will reflect a charge of approximately $190 million (after tax) in the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also expects to reflect additional severance and facilities charges in the second quarter of 1996 of approximately $45 million (after tax) due to actions expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Discontinued Operations - Property-Casualty Operations
______________________________________________________


Operating Summary
(Millions)                                 Three Months Ended March 31
                                       ___________________________________
                                       1996         1995          % Change
                                       ____         ____          ________


Premiums............................   $ 1,038.4    $ 1,046.9       (.8)%
Net investment income...............       242.9        215.9      12.5
Fees and other income...............        18.3         22.6     (19.0)
Net realized capital gains..........       239.7          6.8         -
                                       _________    _________
   Total revenue....................     1,539.3      1,292.2      19.1

Current and future benefits.........       964.0        842.1      14.5
Operating expenses..................       151.9        198.5     (23.5)
Amortization of deferred policy
 acquisition costs..................       160.7        155.1       3.6
                                       _________    _________
   Total benefits and expenses......     1,276.6      1,195.7       6.8
                                       _________    _________

Income before income taxes..........       262.7         96.5     172.2
Income taxes........................        80.5         28.1     186.5
                                       _________    _________

Net income..........................   $   182.2    $    68.4     166.4
                                       _________    _________
                                       _________    _________
Net realized capital gains,
 net of tax (included above)........   $   156.4    $     3.6         -
                                       _________    _________
                                       _________    _________

Statutory combined loss and
 expense ratio......................       125.9%       111.1%        -
                                       _________    _________
                                       _________    _________
GAAP combined loss and expense ratio       123.9%       112.7%        -
                                       _________    _________
                                       _________    _________
Catastrophe loss ratio (included
 in combined ratios above)..........         6.6%         1.9%        -
                                       _________    _________
                                       _________    _________

Discontinued Operations' net income for the three months ended March 31, 1996 increased $114 million compared with the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1996 decreased $39 million from the prior year primarily reflecting increased catastrophe losses due to winter storms of $44 million (after-tax and net of reinsurance) ($91 million pretax and before reinsurance) for the three months ended March 31, 1996 compared to $13 million (after tax and net of reinsurance) ($27 million pretax and before reinsurance) for the three months ended March 31, 1995.

Net realized capital gains (after tax) in the first quarter of 1996 include $129 million from the sale of equity securities and $33 million from the sale of debt securities in connection with the agreement to sell the property-casualty operations.

As a result of the sale, the company retained no property-casualty liabilities other than those associated with indemnifying Travelers for a portion of certain potential liability exposures. While there can be no assurances, management currently does not believe that the aggregate ultimate loss arising from these indemnifications, if any, will be material to the annual net income, liquidity or financial condition of the company, although it is reasonably possible.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

Investment-related amounts disclosed in the following investment section relate to assets supporting continuing operations
(including assets supporting discontinued products and experience rated products). Please see Note 4 of Condensed Notes to Financial Statements for assets supporting Discontinued
Operations.


The company's invested assets were comprised of the following, net of impairment reserves:

                                                  March 31,     December 31,
(Millions)                                          1996            1995
____________________________________________________________________________


Debt securities:
  Available for sale, at fair value
    (amortized cost $29,687.7 and $29,962.5)      $ 30,344.9    $ 31,860.3
Equity securities, at fair value
    (cost $785.1 and $597.8)                           929.1         659.7
Short-term investments                                 637.5         607.8
Mortgage loans                                       7,947.8       8,327.2
Real estate                                          1,301.9       1,277.3
Policy loans                                           639.2         629.4
Other                                                  689.4         688.6
__________________________________________________________________________
    Total invested assets                         $ 42,489.8    $ 44,050.3
__________________________________________________________________________
                                                  ________________________

Please refer to the company's 1995 Annual Report to Shareholders for a description of the company's investment objectives and policies.

The change in the invested assets portfolio from December 31, 1995 to March 31, 1996 primarily reflected depreciation of debt securities due to an increase in interest rates and a net decrease in the aggregate mortgage loan and real estate portfolios. Debt securities reflected net unrealized capital gains of $657 million at March 31, 1996, compared with net unrealized capital gains of $1.9 billion at December 31, 1995. Of such net unrealized capital gains at March 31, 1996, $179 million and $314 million related to assets supporting discontinued products and experience rated pension contractholders, respectively. The net decrease in the aggregate mortgage loan and real estate portfolios of $355 million principally reflected prepayments, payments at maturity on mortgage loans, write-offs on foreclosures and sales of foreclosed properties.

The risks associated with investments supporting experience rated pension and annuity products are assumed by those customers subject to, among other things, certain minimum guarantees. The anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products were provided for in the reserve established upon discontinuance of those products.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of March 31, 1996 and December 31, 1995, the company's investments in debt securities represented 71% and 72%, respectively, of total general account invested assets and were as follows:


                                           March 31,          December 31,
(Millions)                                   1996                 1995
__________________________________________________________________________


Supporting discontinued products           $ 5,452.5          $ 5,765.2
Supporting experience rated products        13,552.0           14,243.4
Supporting remaining products               11,340.4           11,851.7
                                           ____________________________
   Total debt securities                   $30,344.9          $31,860.3
                                           ____________________________
                                           ____________________________

Included in the company's debt security balances were the following categories of debt securities:

(Millions)                                                   March 31, 1996
_______________________________________________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Securities        Securities          Debt Securities
                                       _________________        ______________      ___________________


Total                                  $1,727.3                 $   72.5            $  104.3
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         28.8%                    36.7%               49.6%
  Supporting experience rated products     45.4                     12.7                20.8
  Supporting remaining products            25.8                     50.6                29.6
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
                                       ________                 ________            ________
                                       ________                 ________            ________

                                                             December 31, 1995
                                       ________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Securities        Securities          Debt Securities
                                       _________________        ______________      ___________________


Total                                  $1,623.8                 $   81.0            $   90.4
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         32.7%                    36.9%               57.5%
  Supporting experience rated products     42.6                     12.5                24.1
  Supporting remaining products            24.7                     50.6                18.4
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
                                       ________                 ________            ________
                                       ________                 ________            ________

"Below investment grade" securities (which include "problem" debt securities and "potential problem" debt securities described below) are defined to be securities that carry a rating below BBB- /Baa3. Such debt securities have been written down for other than temporary declines in value.

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

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities was as follows:

                                         Three Months Ended
                                              March 31,
                                         __________________
(Millions)                               1996        1995
___________________________________________________________
Allocable to discontinued products       $   .3      $   .4
Allocable to experience rated products       .2          .2
Allocable to remaining products              .2          .9
                                         __________________
  Total lost investment income           $   .7      $  1.5
                                         __________________
                                         __________________


Included in the company's total collateralized mortgage obligations ("CMOs") balances were the following categories of
CMOs:

(Millions)                                   March 31, 1996             December 31, 1995
_______________________________________________________________      _______________________
                                         Fair         Amortized      Fair         Amortized
                                         Value          Cost         Value          Cost
                                         _________    _________      ________     _________
Total CMOs (1)                           $ 2,866.9    $ 2,776.7      $ 3,191.1    $ 2,984.4
                                         _________    _________      _________    _________
                                         _________    _________      _________    _________
Percentage of total CMOs:
  Sequential and planned
    amortization class bonds                  70.5%                       73.1%
   Z-tranches                                 16.9                        15.2
   Interest-only strips and
     principal-only strips                     3.6                         3.2
   Other                                       9.0                         8.5
                                         _________                   _________
                                             100.0%                      100.0%
                                         _________                   _________
                                         _________                   _________

(1)  At March 31, 1996 and December 31, 1995, approximately 70% and 74%, respectively, of the company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., GNMA, FNMA, FHLMC).


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the value of the CMOs would be subject to variability on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. The various categories of CMOs are subject to different degrees of risk from changes in interest rates and defaults (for non-agency-backed bonds). Sequential and planned amortization class bonds are subject to less prepayment and extension risk than other CMO instruments. Interest-only strips ("IOs") receive payments of interest and principal-only strips ("POs") receive payments of principal on the underlying pool of residential mortgages. The company has mitigated the risks associated with holding IOs and POs by holding positions in both types of instruments such that exposure from significant changes in interest rates is reduced. Z-tranches receive principal payments from the underlying mortgage pool only after all other priority classes have been retired.

Mortgage Loans

During the first quarter of 1996, the mortgage loan portfolio was reduced 5% to $7.9 billion, net of impairment reserves. The company's total mortgage loan investments, net of impairment reserves, supported the following types of business:

                                      March 31,           December 31,
(Millions)                              1996                  1995
______________________________________________________________________
Supporting discontinued products      $ 3,248.1           $ 3,388.6
Supporting experience rated products    2,440.9             2,642.6
Supporting remaining products           2,258.8             2,296.0
                                      _____________________________
   Total mortgage loan investments    $ 7,947.8           $ 8,327.2
                                      _____________________________
                                      _____________________________


During the first quarter of 1996, the company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The principal balance of mortgage loans decreased $511 million since December 31, 1995 primarily reflecting the effect of repayments of maturing loans, loan prepayments and foreclosures.

Loans with a principal balance of $135 million and collateral with a fair market value of $37 million were foreclosed upon in the first quarter of 1996. Additional loans with a principal balance of $91 million were in the process of foreclosure at March 31, 1996. In certain cases, the company has taken substantive possession of the property supporting its loan, coupled with the borrower surrendering its interest in the future economic benefits in the property. Where this has occurred, the loans are considered in-substance foreclosures, written down to their fair market value less selling costs and classified as real estate held for sale. At March 31, 1996 and December 31, 1995, there were $136 million and $190 million, respectively, of in-substance foreclosures (net of write-offs of $72 million and $126 million, respectively).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________


Included in the company's total mortgage loan balances were the following categories of mortgage loans:

(Millions)                                                        March 31, 1996
__________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans      Total
                                       _____________       ____________      _____________      _____

Total                                  $  201.2            $  494.8          $  703.7           $1,399.7
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         24.2%               53.4%             46.8%
  Supporting experience rated products     35.9                26.2              27.5
  Supporting remaining products            39.9                20.4              25.7
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves on loans (1)                                                                $  473.6
                                                                                                ________
                                                                                                ________

Impairment reserves as a percentage
 of total                                                                                           33.8%
                                                                                                ________
                                                                                                ________

                                                               December 31, 1995
__________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans      Total
                                       _____________       ____________      _____________      _____

Total                                  $  160.3            $  514.1          $  839.1           $1,513.5
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         22.6%               50.9%             54.3%
  Supporting experience rated products     39.7                30.7              25.2
  Supporting remaining products            37.7                18.4              20.5
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Impairment reserves on loans (1)                                                                $  604.9
                                                                                                ________
                                                                                                ________

Impairment reserves as a percentage
 of total                                                                                           40.0%
                                                                                                ________
                                                                                                ________


(1) Please see Note 6 of Condensed Notes to Financial Statements for composition of impairment reserves between specific and general impairment reserves.

"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure decreased to $91 million at March 31, 1996 from $101 million at December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.
Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status. (Please see the company's 1995 Annual Report to Shareholders for a complete description of the company's restructuring program.) No such restructures and transfers to performing status occurred during the three month period ended March 31, 1996.

"Potential problem loans" include all loans which are performing pursuant to existing terms and are considered likely to become classified as problem or restructured loans. Such loans are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan terms. Identifying such potential problem loans requires significant judgment as to likely future market conditions and developments specific to individual properties and borrowers. Provision for losses that management believes are likely to arise from such potential problem loans is included in the specific impairment reserves. (Please see Note 6 of Condensed Notes to Financial Statements for a discussion of mortgage loan impairment reserves.)

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such problem and restructured loans outstanding at March 31 and the portion thereof actually recorded as income were as follows:

                                       Three Months Ended
                                           March 31,
                                       __________________
(Millions)                             1996       1995
_________________________________________________________


Income which would have been
 recorded under original terms
 of loans                              $  17.9    $  28.6

Income recorded                           11.4       10.4
                                       _______    _______

Lost investment income                 $   6.5    $  18.2
                                       _______    _______
                                       _______    _______

Lost investment income allocated to
 investments supporting discontinued
 products (included above)             $   2.6    $   9.5
                                       _______    _______
                                       _______    _______

Lost investment income allocated to
 investments supporting experience
 rated pension products
 (included above)                      $   3.1    $   7.1
                                       _______    _______
                                       _______    _______

Lost investment income allocated to
 investments supporting remaining
 products (included above)             $    .8    $   1.6
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate

The company's equity real estate balances, net of write-downs and reserves, were as follows:


(Millions)                                                   March 31, 1996
________________________________________________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________


Total equity real estate               $  159.5                 $1,142.4 (1)        $1,301.9
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total equity real
  estate:
  Supporting discontinued products         11.2%                    57.6%
  Supporting experience rated products      7.6                     23.3
  Supporting remaining products            81.2                     19.1
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________

                                                             December 31, 1995
                                       _________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________


Total equity real estate               $  153.0                 $1,124.3 (1)        $1,277.3
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total equity real
  estate:
  Supporting discontinued products          7.5%                    55.5%
  Supporting experience rated products      7.8                     24.4
  Supporting remaining products            84.7                     20.1
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________


(1) Includes $136.1 million and $190.4 million of in-substance foreclosures at March 31, 1996 and December 31, 1995, respectively. (Please see "Mortgage Loans" on page 39 for discussion of in-substance foreclosures.)


Real estate which the company has the intent to hold for the production of income is classified as investment real estate.
Investment real estate is carried at depreciated cost plus capital additions, net of impairment write downs.

All real estate acquired through foreclosure, including in-substance foreclosures, is classified as properties held for sale. The fair value at foreclosure is established as the new cost basis for these assets, which are carried at the lower of cost or fair value less estimated selling costs. As a result of adopting FAS No. 121 on January 1, 1996 (please see Note 6 of Condensed Notes to Financial Statements), the company no longer depreciates properties held for sale. Adjustments to the carrying value of properties held for sale are recorded in a valuation reserve when the fair value less estimated selling costs is below cost. Fair value is generally determined using a discounted future cash flow analysis in conjunction with comparable sales information. Property valuations are reviewed regularly by investment management. The company intends to sell a significant amount of the properties held for sale over the next one to two years, real estate and capital market conditions permitting.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Foreclosed real estate classified as properties held for sale was carried at 56% and 61% of the company's cash investment (unpaid mortgage balance plus capital additions) at March 31, 1996 and December 31, 1995, respectively. Net investment income included $65 million (pretax) from the net operations of properties held for sale for the three months ended March 31, 1996.

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows:

                                            March 31,     December 31,
(Millions)                                    1996           1995
______________________________________________________________________

Allocable to discontinued products          $  462.1      $  381.0
Allocable to experience rated products         213.8         208.2

Allocable to remaining products                 97.4          96.8
                                            ________      ________
   Total real estate write-downs and
     valuation reserves                     $  773.3 (*)  $  686.0
                                            ________      ________
                                            ________      ________

* As a result of the adoption of FAS No. 121 on January 1, 1996, valuation reserves were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale.  The adoption of FAS No.
  121 resulted in an immaterial impact on results of operations.

Total after-tax net realized capital gains from real estate write-downs and changes in the valuation reserves in the first quarter of 1996 were $3 million. Such gains were attributable to discontinued products and were credited to the reserve for future losses which did not affect the company's results of operations. There were no after-tax net realized capital gains or losses from real estate write-downs and changes in the valuation reserves in the first quarter of 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Use of Derivatives and Other Investments

The company's use of derivatives is limited to hedging activity and has principally consisted of using foreign exchange forward contracts, futures and forward contracts and interest rate swap agreements to hedge interest rate risk and currency risk. These instruments, viewed separately, subject the company to varying degrees of market and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall market risk. Market risk is the possibility that future changes in market prices may decrease the market value of one or all of these financial instruments. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that the current level of hedging activity will have a material effect on the company's liquidity or results of operations. (Please see Note 8 of Condensed Notes to Financial Statements for a discussion of the company's hedging activities.)

The company also had investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities included in the debt securities portfolio as of March 31, 1996 was as follows:


                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________


Collateralized mortgage obligations:............     $ 2,776.7      $ 2,866.9
  Interest-only strips (included above).........          40.7           54.8
  Principal-only strips (included above)........          37.1           48.0
Structured notes (1)............................         113.9          117.9
Warrants to purchase debt securities (2)........           2.8            3.8


(1) Represents nonleveraged instruments whose fair values and credit risk are based on underlying securities, including fixed-income securities and interest rate swap agreements.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents at March 31, 1996 and December 31, 1995 were $1.6 billion and $1.7 billion, respectively. For the three months ended March 31, 1996 and 1995, net cash used for operating activities was $539 million and $67 million, respectively.

For the first three months of 1996, net cash provided by investing activities was $714 million and included $408 million from maturities and repayments of mortgage loans and $359 million from a net decrease in debt securities. Net cash provided by investing activities of $441 million for the three months ended March 31, 1995 included $496 million from maturities and repayments of mortgage loans.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first three months of 1996 was $491 million.

The company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere due to tight lending practices by banks and other financial institutions over the past several years. For the three months ended March 31, 1996, the mortgage loan portfolio generated $376 million in cash which included $155 million of payoffs or 39% of scheduled maturities, $189 million of prepayments, and $32 million of amortization. Despite various indications that liquidity has returned to certain real estate markets, the company expects it will continue to extend or refinance maturing loans.

In the second quarter of 1996, the company invested $200 million in the common stock of the entity which acquired Aetna's property-casualty operations. On April 25, 1996, such investment had a market value of approximately $349 million.

The merger of the company and U.S. Healthcare is expected to close in the third quarter of 1996 and the company expects to finance the transaction with a combination of $5.3 billion in cash ($3.9 billion from the net proceeds received from the sale of its property-casualty operations and $1.4 billion of additional bank debt, which may initially be financed with commercial paper) and the issuance of $2.7 billion of new Aetna Inc. common stock and $0.9 billion of Aetna Inc. mandatorily convertible preferred stock. Pending the closing of this transaction, the company expects to invest the proceeds from the sale of its property-casualty operations in high quality short-term investments.

As indicated above, a portion of the approximately $8.9 billion of consideration to be paid in connection with the merger will be raised through the issuance of new common and mandatorily convertible preferred stock. The additional shares of common and mandatorily convertible preferred stock expected to be issued would increase the common shares outstanding by approximately 31% (or by approximately 40% assuming the conversion of the mandatorily convertible preferred stock into common stock).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

The annual amortization of goodwill and other intangibles expected to occur as a result of the merger with U.S. Healthcare is expected to be material to earnings, but is not expected to affect the liquidity and capital resources of the company.

Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission, the company may offer and sell up to $550 million of various types of securities, and Aetna Capital L.L.C., a subsidiary of the company, may offer and sell up to an additional $225 million of preferred securities.

Rating Agencies

The ratings of Aetna Life and Casualty Company and certain of its subsidiaries at February 6, 1996, as set forth in the 1995 Form 10-K, and at April 26, 1996 follow:

                                                    Rating Agencies
                             ____________________________________________________________
                                                             Moody's Investors   Standard
                             A.M. Best      Duff & Phelps        Service         & Poor's
                             ____________________________________________________________
Aetna Life and Casualty Company
  (senior debt)
    February 6, 1996              *         A   **               A2              A-  **
    April 26, 1996                *         A   **               A2 **           A-  ****

Aetna Life and Casualty Company
  (commercial paper)
    February 6, 1996              *         D-1 **               P-1             A-2 **
    April 26, 1996                *         D-1 **               P-1             A-2 ****

Aetna Life Insurance Company
  (claims paying)
    February 6, 1996              A         AA- **               Aa3             A+  **
    April 26, 1996                A  ***    AA- **               Aa3             A+  ****

Aetna Life Insurance and Annuity Company
  (claims paying)
    February 6, 1996              A+        AA+                  Aa2             AA  **
    April 26, 1996                A+ ***    AA+                  Aa2             AA  ****


*      Not rated by the agency.
**     On rating watch-up or credit watch with positive implications.
***    On rating watch with developing implications.
****   On credit watch negative.


Dividends

On February 23, 1996, the Board of Directors declared a quarterly dividend of $.69 per share of common capital stock for shareholders of record at the close of business on April 26, 1996, payable May 15, 1996.

Upon consummation of the merger with U.S. Healthcare, the company intends to adopt a dividend policy to maintain an annual payout of 10% - 20% of operating earnings before amortization of goodwill and other intangibles. Pursuant to the merger agreement, the company has agreed that initially after the consummation of the merger, subject to applicable law, the annual dividend on Aetna Inc. common stock will not be less than $0.80 per share.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

New Accounting Pronouncements
_____________________________

Please see Note 3 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Information
___________________________

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information relating to synergies anticipated upon completion of the merger with U.S. Healthcare appearing under the heading "Overview" herein, is forward-looking. The estimate of synergies is based upon a variety of assumptions relating to the business of the company and U.S. Healthcare which may not be realized and are subject to significant uncertainties and contingencies, many of which are beyond the control of the company and U.S. Healthcare. For example, the achievement of such synergies depends upon, among other things, (i) the successful offering of U.S. Healthcare managed care products to existing company corporate customers and cross-selling of company group life, specialty health and other products through U.S. Healthcare's existing network; (ii) timely integration of U.S. Healthcare management and information systems with those of the company; (iii) timely elimination of redundant administrative expenses; and (iv) achievement of revenue enhancements and medical cost reductions. See also prior SEC filings for additional factors that may affect the company's health and other businesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations as an insurer. While the ultimate outcome of such litigation cannot be determined at this time, such litigation, net of reserves established therefor, is not expected to result in judgments for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

Item 5.  Other Information.

(a)  NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. As of the date of this filing, none of Aetna Life and Casualty Company's significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges for 1995.

(b)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                          Three Months Ended           Years ended December 31
                                                                 ____________________________________
                                            March 31, 1996       1995    1994    1993    1992    1991
                                          __________________     ____    ____    ____    ____    ____


Ratio of Earnings to Fixed Charges....    6.04                   4.97    4.74    (a)     1.90     .54(b)
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    6.04                   4.97    4.74    (a)     1.90     .54(b)


(a) The company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

(b) Earnings were inadequate to cover fixed charges by $92.0 million in 1991.


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the company's 1995 Annual Report to Shareholders.) For the three months ended March 31, 1996 and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      (4) Instruments defining the rights of security holders, including indentures.

      (4.1)  Conformed copy of Amendment No. 1 to Rights
             Agreement dated as of December 19, 1995, between Aetna Life and Casualty Company and First Chicago Trust Company of New York, incorporated herein by reference to the company's Form 8-A filed on December 19, 1995.

      (10)   Material contracts

      (10.1) Agreement and Plan of Merger, dated as of March 30,
             1996, among Aetna Life and Casualty Company, U.S.
             Healthcare, Inc., Aetna Inc. (formerly named
             Butterfly, Inc.), Antelope Sub, Inc. and New Merger
             Corporation.

      (10.2) Voting Agreement, dated as of March 30, 1996, among
             Leonard Abramson, Aetna Life Insurance Company and
             Aetna Life Insurance and Annuity Company.

      (10.3) Registration Rights Agreement, dated as of March 30,
             1996, between Aetna Inc. (formerly named Butterfly,
             Inc.) and Leonard Abramson.

      (10.4) Agreement, dated as of March 30, 1996, by and between Aetna Inc. and Leonard Abramson.

      (10.5) Letter Agreement, dated January 31, 1996, between Aetna
             Life and Casualty Company and The Travelers Insurance
             Group Inc.

      (10.6) Amendment, dated April 2, 1996, to Stock Purchase
             Agreement, dated as of November 28, 1995, between Aetna Life and Casualty Company and The Travelers
             Insurance Group Inc.

      (12)   Statement Re Computation of Ratios.

      (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1996 and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

      (15)   Letter Re Unaudited Interim Financial Information.

      (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 25, 1996.

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






                             Aetna Life and Casualty Company
                             _______________________________
                                       (Registrant)


Date  April 26, 1996         By   /s/  Robert J. Price
                                 ______________________________
                                              (Signature)

                                       Robert J. Price
                                       Vice President
                                       and Corporate Controller
                                       (Chief Accounting Officer)