Form 10-Q
period 1996-06-30
AETNA SERVICES INC
filed 1996-07-26
CIK 2648

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  June 30, 1996
                               _______________


Commission file number  1-5704
                       ________


                             Aetna Services, Inc.
_____________________________________________________________________________
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
                                                     ______________________


                       Aetna Life and Casualty Company
______________________________________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)


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


                                            Shares Outstanding
   Title of Class                           at July 18, 1996
  ________________                          _________________


Common Capital Stock
 without par value                             115,721,039

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                21

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 50

Item 2.  Changes in Securities.                             50

Item 4.  Submission of Matters to a Vote of
           Security Holders.                                50

Item 5.  Other Information.                                 51

Item 6.  Exhibits and Reports on Form 8-K.                  51


Signatures                                                  55

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     AETNA SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                 _________________________     __________________________
(Millions, except share and per share data)      1996          1995            1996          1995
                                                 ____          ____            ____          ____

Revenue:
  Premiums.....................................  $    1,710.8  $    1,822.5    $    3,554.7  $    3,704.6
  Net investment income........................         893.8         919.5         1,780.1       1,789.5
  Fees and other income........................         548.1         486.3         1,066.3         939.7
  Net realized capital gains...................           4.4          15.9            66.4           2.7
                                                 ____________  ____________    ____________  ____________
      Total revenue............................       3,157.1       3,244.2         6,467.5       6,436.5
                                                 ____________  ____________    ____________  ____________

Benefits and expenses:
  Current and future benefits..................       2,059.4       2,256.2         4,296.3       4,531.9
  Operating expenses...........................         801.0         769.8         1,591.2       1,510.5
  Amortization of deferred policy acquisition
   costs.......................................          38.1          36.6            75.1          69.1
  Reduction of loss on discontinued products...        (170.0)            -          (170.0)            -
  Facilities and severance charges.............         392.7             -           392.7             -
                                                 ____________  ____________    ____________  ____________
      Total benefits and expenses..............       3,121.2       3,062.6         6,185.3       6,111.5
                                                 ____________  ____________    ____________  ____________

Income from continuing operations before income
  taxes........................................          35.9         181.6           282.2         325.0
Federal and foreign income taxes (benefits):
  Current......................................          62.0         115.2           124.8          93.0
  Deferred.....................................         (50.4)        (54.7)          (32.4)         18.5
                                                 ____________  ____________    ____________   ___________
      Total federal and foreign income taxes...          11.6          60.5            92.4         111.5
                                                 ____________  ____________    ____________   ___________

Income from continuing operations..............          24.3         121.1           189.8         213.5
Discontinued operations, net of tax:
  Income (Loss) from operations................             -        (418.0)          182.2        (349.6)
  Gain on sale.................................         263.7             -           263.7             -
                                                 ____________  ____________    ____________   ___________

      Net income (loss)........................  $      288.0  $     (296.9)   $      635.7   $    (136.1)
                                                 ____________  ____________    ____________   ___________
                                                 ____________  ____________    ____________   ___________

Results per common share:
Income from continuing operations..............  $        .21  $       1.07    $       1.63  $       1.89
Discontinued operations, net of tax:
  Income (Loss) from operations................             -         (3.69)           1.57         (3.09)
  Gain on sale.................................          2.26             -            2.27             -
                                                 ____________  ____________    ____________  ____________

  Net income (loss) ...........................  $       2.47  $      (2.62)   $       5.47  $      (1.20)
_                                                ____________  ____________    ____________  ____________
_                                                ____________  ____________    ____________  ____________
  Dividends declared...........................  $          -  $        .69    $        .69  $       1.38
                                                 ____________  ____________    ____________  ____________
                                                 ____________  ____________    ____________  ____________

  Weighted average common shares and common
    stock equivalents outstanding..............   116,490,454   113,033,255     116,297,376   112,871,537
                                                 ____________  ____________    ____________  ____________
                                                 ____________  ____________    ____________  ____________

See Condensed Notes to Financial Statements.


               AETNA SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                                              June 30,        December 31,
(Millions)                                      1996              1995
                                            _____________     ____________

Assets:
Investments:
  Debt securities available for sale,
     at fair value (amortized cost
     $29,484.1 and $29,962.5).........       $  29,827.8      $  31,860.3
  Equity securities, at fair value
   (cost $985.8 and $597.8)...........           1,224.7            659.7
Short-term investments................           1,729.5            607.8
Mortgage loans........................           7,493.0          8,327.2
Real estate...........................           1,210.7          1,277.3
Policy loans..........................             651.7            629.4
Other.................................             707.5            688.6
                                             ___________      ___________
      Total investments...............          42,844.9         44,050.3
Cash and cash equivalents.............           4,253.5          1,712.7
Accrued investment income.............             557.2            618.3
Premiums due and other receivables....           1,111.7          1,080.9
Deferred federal and foreign income
 taxes................................             538.9            271.5
Deferred policy acquisition costs.....           2,078.4          1,953.1
Other assets..........................           1,051.8          1,004.4
Separate Accounts assets..............          32,281.0         29,699.7

Net assets of Discontinued
 Operations...........................                 -          3,932.8
                                            ____________      ___________
      Total assets....................      $   84,717.4      $  84,323.7
                                            ____________      ___________
                                            ____________      ___________

See Condensed Notes to Financial Statements.


              AETNA SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)


                                                          June 30,       December 31,
(Millions, except share and per share data)                1996              1995
                                                       _____________     ____________

Liabilities:
  Future policy benefits........................       $  18,322.2       $  18,372.9
  Unpaid claims and claim expenses..............           1,413.0           1,563.1
  Unearned premiums.............................             244.8             142.4
  Policyholders' funds left with the company....          20,711.4          22,898.7
                                                       ___________       ___________
      Total insurance liabilities...............          40,691.4          42,977.1
  Dividends payable to shareholders.............                 -              79.2
  Short-term debt...............................              34.1             389.6
  Long-term debt................................             986.7             989.1
  Current federal and foreign income taxes......              71.0             154.0
  Other liabilities.............................           2,903.7           2,344.2
  Participating policyholders' interests........             194.8             204.8
  Separate Accounts liabilities.................          32,218.4          29,637.9
                                                       ___________       ___________
      Total liabilities.........................          77,100.1          76,775.9
                                                       ___________       ___________

  Minority interest in preferred
   securities of subsidiary.....................             275.0             275.0
                                                       ___________       ___________

Shareholders' Equity:
  Class A Voting Preferred Stock (no par
   value; 10,000,000 shares authorized;
   no shares issued or outstanding).............                 -                 -
  Class B Voting Preferred Stock (no par
   value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                 -                 -
  Class C Non-Voting Preferred Stock (no
   par value; 15,000,000 shares authorized;
   no shares issued or outstanding).............                 -                 -
  Common Capital Stock (no par value;
   250,000,000 shares authorized;
   115,989,660 and 115,013,675 issued, and
   115,704,114 and 114,727,093 outstanding).....           1,499.6           1,448.2
  Net unrealized capital gains..................             103.2             641.1
  Retained earnings.............................           5,751.6           5,195.6
  Treasury stock, at cost (285,546 and
   286,582 shares)..............................             (12.1)            (12.1)
                                                       ___________       ___________

      Total shareholders' equity................           7,342.3           7,272.8
                                                       ___________       ___________

      Total liabilities, minority interest and
       shareholders' equity.....................       $  84,717.4       $  84,323.7
                                                       ___________       ___________
                                                       ___________       ___________

  Shareholders' equity per common share.........       $     63.46       $     63.39
                                                       ___________       ___________
                                                       ___________       ___________

See Condensed Notes to Financial Statements.


                     AETNA SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Millions, except share data)

                                                                   Net
                                                      Common       Unrealized
                                                      Capital      Capital           Retained     Treasury
Six Months Ended June 30, 1996          Total         Stock        Gains (Losses)    Earnings     Stock
__________________________________________________________________________________________________________

Balances at December 31, 1995           $7,272.8      $1,448.2     $   641.1         $5,195.6     $  (12.1)
__________________________________________________________________________________________________________

Net income............................     635.7                                        635.7
Change in net unrealized capital gains
  or losses...........................    (537.9)                     (537.9)
Common stock issued for benefit plans
  (977,021 shares)....................      51.4          51.4
Common stock dividends declared.......     (79.7)                                       (79.7)
                                        __________________________________________________________________


Balances at June 30, 1996               $7,342.3      $1,499.6     $   103.2         $5,751.6      $ (12.1)
___________________________________________________________________________________________________________
                                        ___________________________________________________________________




Six Months Ended June 30, 1995
__________________________________________________________________________________________________________

Balances at December 31, 1994           $5,503.0      $1,419.2     $(1,071.5)        $5,259.6     $ (104.3)
__________________________________________________________________________________________________________

Net loss..............................    (136.1)                                      (136.1)
Change in net unrealized capital gains
  or losses...........................   1,416.1                     1,416.1
Common stock issued for benefit plans
  (562,240 shares)....................      29.7                                                      29.7
Loss on issuance of treasury stock....      (3.3)         (3.3)
Common stock dividends declared.......    (156.4)                                      (156.4)
                                        __________________________________________________________________


Balances at June 30, 1995               $6,653.0      $1,415.9     $   344.6         $4,967.1     $  (74.6)
__________________________________________________________________________________________________________
                                        __________________________________________________________________

See Condensed Notes to Financial Statements.


                    AETNA SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                                June 30,
                                                                        ________________________
(Millions)                                                              1996           1995
                                                                        ____           ____

Cash Flows from Operating Activities:
   Net income (loss).................................................   $   635.7      $  (136.1)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Income from Discontinued Operations............................      (182.2)         349.6
      Decrease in accrued investment income..........................        61.3           20.1
      Decrease (Increase) in premiums due and other receivables......        13.9            4.4
      Increase in deferred policy acquisition costs..................      (123.4)        (100.8)
      Depreciation and amortization..................................        90.3           70.1
      (Decrease) Increase in federal and foreign income taxes........      (270.6)          19.7
      Net increase (decrease) in other assets and other liabilities..       655.9         (222.3)
      (Decrease) Increase in insurance reserve liabilities...........    (1,345.1)         170.6
      Decrease in Minority interest..................................           -            4.1
      Net realized capital gains.....................................       (66.4)          (2.7)
      Net realized capital gains on sale of Discontinued Operations..      (263.7)             -
      Amortization of net investment discounts.......................       (60.4)         (66.5)
      Other, net.....................................................          .2          (61.8)
                                                                        _________      _________
        Net cash (used for) provided by operating activities.........      (854.5)          48.4
                                                                        _________      __________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................     7,681.8        6,594.3
      Equity securities..............................................       282.9          260.2
      Mortgage loans.................................................        80.4           74.3
      Real estate....................................................        74.8          136.1
      Short-term investments.........................................    17,489.7       24,842.6
      Sale of Discontinued Operations................................     4,134.1              -
   Investment maturities and repayments of:
      Debt securities available for sale.............................     1,730.0          722.8
      Debt securities held for investment............................           -          176.2
      Mortgage loans.................................................       691.7          823.5
   Cost of investments in:
      Debt securities available for sale.............................    (8,026.7)      (7,680.3)
      Debt securities held for investment............................           -           (7.2)
      Equity securities..............................................      (643.1)         (64.7)
      Mortgage loans.................................................       (98.3)         (95.6)
      Real estate....................................................       (23.9)         (63.0)
      Short-term investments.........................................   (18,601.1)     (24,963.6)
   Decrease in property and equipment................................       (18.0)         (82.6)
   Net decrease in Separate Accounts.................................        (1.0)         (24.8)
   Other, net........................................................       (47.3)        (113.1)
                                                                        _________      _________
        Net cash provided by (used for) investing activities.........     4,706.0          535.1
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........     1,001.2          373.2
   Withdrawals of investment contracts...............................    (1,846.2)      (1,367.9)
   Issuance of long-term debt........................................         4.6            3.8
   Stock issued under benefit plans..................................        51.4           26.4
   Repayment of long-term debt.......................................        (6.9)          (1.6)
   Net (decrease) increase in short-term debt........................      (356.1)          44.7
   Dividends paid to shareholders....................................      (158.8)        (156.4)
                                                                        _________      _________
        Net cash used for financing activities.......................    (1,310.8)      (1,077.8)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................          .1           43.8
                                                                        _________      _________
Net increase (decrease) in cash and cash equivalents.................     2,540.8         (450.5)
Cash and cash equivalents, beginning of period.......................     1,712.7        2,277.2
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 4,253.5      $ 1,826.7
                                                                        _________      _________
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $    56.1      $    53.6
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid ................................................   $   202.5      $    80.4
                                                                        _________      _________
                                                                        _________      _________

See Condensed Notes to Financial Statements.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

The consolidated financial statements include Aetna Services, Inc. (formerly Aetna Life and Casualty Company) and its majority-owned subsidiaries (collectively, the "company"). Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1995 financial information to conform to the 1996 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

(2) Merger with U.S. Healthcare

The company's merger transaction with U.S. Healthcare, Inc. ("U.S. Healthcare") was consummated on July 19, 1996. As a result of the merger, the company and U.S. Healthcare are each direct, wholly-owned subsidiaries of Aetna Inc. Pursuant to the merger, each outstanding share of the company's common stock became a share of common stock of Aetna Inc. and each outstanding share of U.S. Healthcare common stock and Class B Stock became a right to receive $34.20 in cash, 0.2246 shares of Aetna Inc. common stock and 0.0749 shares of Aetna Inc. 6.25% Class C Voting Preferred Stock ("mandatorily convertible preferred stock"). Aetna Inc. common stock and mandatorily convertible preferred stock are traded on the New York Stock Exchange.

The aggregate cash consideration paid to U.S. Healthcare shareholders as a result of the merger was financed with $3.9 billion from the net proceeds received from the sale of the company's property-casualty operations (see Note 4) and funds made available from the issuance of $1.4 billion of commercial paper by the company.

            AETNA SERVICES, INC. AND SUBSIDIARIES

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

(4)  Sales of Subsidiaries

On April 2, 1996, the company completed the sale of its property-casualty operations to an affiliate of the Travelers Insurance Group Inc. ("Travelers") for approximately $4.1 billion in cash. The sale resulted in a gain of approximately $263.7 million ($218.3 million pretax).

The operating results of the property-casualty operations were presented as discontinued operations through the sale date.
Operating results for the period from January 1 to April 2 were:


Millions)                                           1996
______________________________________________________________

Total revenue                                       $1,539.3
____________________________________________________________
                                                    ________
Income before taxes                                 $  262.7
Income taxes                                            80.5
                                                    ________
Income from Discontinued Operations                 $  182.2
____________________________________________________________
                                                    ________


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

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Facilities and Severance Charges

The company recorded a $235.5 million after tax ($362.7 million pretax) facilities and severance charge in the corporate segment in the second quarter of 1996. The severance portion of the charge, which is a result of the actions taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations, includes the elimination of 475 positions. In conjunction with the sale of the company's property-casualty operations, Travelers subleased the space currently occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. Included in the above charge is $190 million (after tax) which represents the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company.

Facilities and severance charges of $19.5 million after tax ($30.0 million pretax) were taken by Aetna Health Plans in the second quarter of 1996 primarily related to actions taken or expected to be taken to reduce information technology costs and are not related to the U.S. Healthcare merger. The severance portion of the charge is based on a plan that includes the elimination of 675 positions from the Aetna Health Plans segment.

These facilities and severance charges included the following
(pretax):


                                                             Vacated
                                              Asset          Leased

(Millions)                     Severance      Write-Off      Property    Other     Total
________________________________________________________________________________________

Aetna Health Plans             $ 20.8         $   .9         $  3.5      $  4.8    $ 30.0
Corporate:  Other                28.5           18.0          313.2 (1)     3.0     362.7
                               __________________________________________________________

  Total Company                $ 49.3         $ 18.9         $316.7      $  7.8    $392.7
_________________________________________________________________________________________
                               __________________________________________________________

(1) Includes $292.2 million related to the CityPlace lease.

Charges against the reserve in the second quarter of 1996 included $14.4 million (pretax) primarily for severance from the Aetna Health Plans segment and $12.0 million (pretax) for severance and vacated leased property from the Corporate segment. In conjunction with these charges, positions eliminated included 384 positions from the Aetna Health Plans segment and 180 positions from the Corporate segment.

These severance actions and the vacating of the leased office space (excluding the CityPlace lease) are expected to be substantially completed by December 31, 1997. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next 3 years.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products

Under the company's accounting for its discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")), the respective reserves for anticipated future losses are reviewed by management quarterly. Accordingly, as long as the reserves represent management's then best estimates of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the respective reserve and do not affect the company's results of operations. Management's review of the reserves in the second quarter of 1996 included a re-evaluation of assumptions relating to future real estate market conditions (e.g., rental rate growth and vacancy rates) and considered the continuing and recent favorable developments (compared to what had been anticipated) which had been experienced in such markets. As a result of this review, management released $170 million (pretax) of the reserve related to GICs. The resulting reserves reflect management's best estimate of the anticipated future net losses for GICs and SPAs. To the extent that actual future losses are greater than anticipated future net losses, the company's results of operations would be adversely affected. Conversely, if actual future losses are less than anticipated future losses, the company's results of operations would be favorably affected. (Please refer to the company's 1995 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended June 30, 1996        Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $  92.8       $ 108.0      $ 200.8       $    -       $ 200.8
Net realized capital gains (losses)        14.9         (12.8)         2.1         (2.1)            -
Interest earned on receivable
  from continuing business                  5.3           7.8         13.1            -          13.1
Other income                                3.1           3.8          6.9            -           6.9
                                        _____________________________________________________________
     Total revenue                        116.1         106.8        222.9         (2.1)        220.8
                                        _____________________________________________________________

Current and future benefits               100.2          98.7        198.9         12.9         211.8
Operating expenses                          4.5           4.5          9.0            -           9.0
                                        _____________________________________________________________
     Total benefits and expenses          104.7         103.2        207.9         12.9         220.8
                                        _____________________________________________________________

Results of discontinued products        $  11.4       $   3.6      $  15.0       $(15.0)      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________



                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
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

* Amounts are reflected in the 1996 and 1995 Consolidated Statements of Income, except for interest of
  $13.1 million and $12.7 million for the three months ended June 30, 1996 and 1995, respectively, earned on the receivable from continuing business which is eliminated in consolidation.


            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Six months ended June 30, 1996          Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $ 198.9       $ 224.9      $ 423.8       $     -      $ 423.8
Net realized capital gains (losses)        25.7          (1.7)        24.0         (24.0)           -
Interest earned on receivable
  from continuing business                 10.6          15.6         26.2             -         26.2
Change in Accounting
  Policy - FAS 121                          5.4           2.9          8.3             -          8.3
Other income                                4.9           6.9         11.8             -         11.8
                                        _____________________________________________________________
     Total revenue                        245.5         248.6        494.1         (24.0)       470.1
                                        _____________________________________________________________

Current and future benefits               202.6         206.0        408.6          50.1        458.7
Operating expenses                          6.2           5.2         11.4             -         11.4
                                        _____________________________________________________________
     Total benefits and expenses          208.8         211.2        420.0          50.1        470.1
                                        _____________________________________________________________

Results of discontinued products        $  36.7       $  37.4      $  74.1       $ (74.1)     $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________



                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Six months ended June 30, 1995          Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $ 270.6     $  222.3     $  492.9      $       -    $   492.9
Net realized capital gains (losses)       (31.1)        22.4         (8.7)           8.7            -
Interest earned on receivable
  from continuing business                 10.2         15.2         25.4              -         25.4
Other income                                4.9          6.0         10.9              -         10.9
                                        _____________________________________________________________
     Total revenue                        254.6        265.9        520.5            8.7        529.2
                                        _____________________________________________________________

Current and future benefits               300.3        227.6        527.9           (5.8)       522.1
Operating expenses                          1.6          5.5          7.1              -          7.1
                                        _____________________________________________________________
     Total benefits and expenses          301.9        233.1        535.0           (5.8)       529.2
                                        _____________________________________________________________

Results of discontinued products        $ (47.3)      $ 32.8       $(14.5)       $  14.5      $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

* Amounts are reflected in the 1996 and 1995 Consolidated Statements of Income, except for interest of
  $26.2 million and $25.4 million for the six months ended June 30, 1996 and 1995, respectively, earned on the receivable from continuing business which is eliminated in consolidation.


            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows
(in millions):

                                                  June 30, 1996
                                       _______________________________________
                                       Guaranteed      Single-
                                       Investment      Premium
                                       Contracts       Annuities     Total
                                       _______________________________________

Debt securities available for sale     $ 1,829.5       $ 3,290.2     $ 5,119.7
Mortgage loans                           1,692.0         1,444.1       3,136.1
Real estate                                453.2           193.7         646.9
Short-term and other investments           104.8           214.4         319.2
                                       _______________________________________
   Total investments                     4,079.5         5,142.4       9,221.9
Current and deferred income taxes           82.2           123.1         205.3
Receivable from continuing business        329.8           509.2         839.0
                                       _______________________________________
   Total assets                        $ 4,491.5       $ 5,774.7     $10,266.2
______________________________________________________________________________
                                       _______________________________________
Future policy benefits                 $       -       $ 4,852.4     $ 4,852.4
Policyholders' funds left with
  the company                            4,135.1               -       4,135.1
Reserve for future losses on
  discontinued products                     88.1           774.8         862.9
Other                                      268.3           147.5         415.8
                                       _______________________________________
   Total liabilities                   $ 4,491.5       $ 5,774.7     $10,266.2
______________________________________________________________________________
                                       _______________________________________


Net unrealized capital gains as of June 30, 1996 on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on GICs is included in policyholders' funds left with the company and the reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):


                                          Six Months Ended June 30, 1996
                                      ________________________________________
                                      Guaranteed       Single-
                                      Investment       Premium
                                      Contracts        Annuities   Total
_______________________________________________________________________________

Reserve at beginning of period        $   221.4        $   737.4   $   958.8
Results of discontinued products           36.7             37.4        74.1
Reserve release                          (170.0)               -      (170.0)
                                      ______________________________________
Reserve at end of period              $    88.1        $   774.8   $   862.9
____________________________________________________________________________
                                      ______________________________________


            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

At the time of discontinuance, a receivable from Large Case Pensions' continuing business was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables, on which interest is accrued at the discount rates used to calculate the loss on discontinuance, will be funded, net of taxes on the accrued interest, from invested assets supporting Large Case Pensions. The offsetting payable, on which interest is similarly accrued, was established in the continuing business. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 1996, for GICs and SPAs, the receivables from continuing business, net of the related deferred taxes payable of $17.6 million and $26.0 million, respectively, on the accrued interest income, were $312.2 million and $483.2 million, respectively. As of June 30, 1996, no funding had taken place. These amounts are eliminated in consolidation and are therefore not reflected on the Consolidated Balance Sheets.

(7)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $343.6 million and $367.9 million for the three months ended June 30, 1996 and 1995, respectively, and $696.7 million and $728.7 million for the six months ended June 30, 1996 and 1995, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $45.6 million and $46.3 million for the three months ended June 30, 1996 and 1995, respectively, and $83.7 million and $11.3 million for the six months ended June 30, 1996 and 1995, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the company.

The company applies the provisions of FAS No. 114, Accounting by Creditors for Impairment of a Loan and FAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, individually to all loans in the portfolio and does not aggregate smaller balance, homogeneous loans for separate evaluation nor does it aggregate loans by major risk classifications for the purpose of applying such provisions. In accordance with these standards, a loan is considered impaired when it is probable that the company will be unable to collect amounts due according to the contractual terms of the loan agreement (minimum delays (i.e., up to 60 days) will not result in a loan being considered impaired). For impaired loans, the measurement method used is to establish a specific impairment reserve for the difference between the recorded investment in the mortgage loan and the fair value of the collateral. The company records full or partial charge-offs of loans at the time an event occurs with the borrower affecting the legal status of the loan. This typically occurs at the time of foreclosure (actual or in-substance) or upon a loan modification giving rise to forgiveness of debt.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7) Investments (Continued)

General reserves are established for losses management believes are likely to arise from loans in the portfolio other than those which have been specifically reserved for, but cannot be attributed to specific loans.

At June 30, 1996, the total recorded investment in loans that are considered to be impaired (which include problem loans, restructured loans and potential problem loans) under FAS No. 114 and related specific reserves are presented in the table below. Included in the total recorded investment are impaired loans of $455 million for which no specific reserves are considered necessary. This includes $191 million related to one mortgage loan where the borrower has declared bankruptcy. No specific reserve has been established for this loan because the loan is well secured and the company does not anticipate any future losses.


                                              Total
                                              Recorded          Specific
(Millions)                                    Investment        Reserves
________________________________________________________________________

Supporting discontinued products              $   743.2         $    98.4
Supporting experience rated products              523.4              97.8
Supporting remaining products                     261.1              29.8
                                              ___________________________
 Total Impaired Loans                         $ 1,527.7         $   226.0
_________________________________________________________________________
                                              ___________________________


The activity in the specific and general reserves for the six months ended June 30, 1996 is summarized below:


                                             Charged                                  Balance
                              Balance at     to net       Charged                     at
                              December 31,   realized     to other      Principal     June 30,
(Millions)                    1995           loss (gain)  accounts(1)   Write-offs    1996
_______________________________________________________________________________________________

Supporting discontinued
 products                     $  287.5       $      -     $     -       $ (127.5)     $  160.0

Supporting experience
 rated products                  228.3              -       (39.4)         (29.1)        159.8

Supporting remaining
 products                         89.1          (10.6)          -          (19.6)         58.9
                              ________________________________________________________________

  Total -
  continuing operations       $  604.9        $ (10.6)    $ (39.4)      $ (176.2)     $  378.7
______________________________________________________________________________________________
                              ________________________________________________________________

(1)  Reflects adjustments of reserves related to assets supporting experience rated products and discontinued products.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7) Investments (Continued)

The company accrues interest income on impaired loans to the extent it is deemed collectible and the loan continues to perform under its original or restructured contractual terms. Interest income on problem loans is generally recognized on a cash basis. Cash payments on loans in the process of foreclosure are generally treated as a return of principal.

Income earned (pretax) and received on the average recorded investment in impaired loans for the three and six months ended
June 30, 1996 was as follows:


                                         Three Months Ended             Six Months Ended
                                           June 30, 1996                June 30, 1996
                                      _________________________  ____________________________
                                      Average                     Average
                                      Impaired  Income  Income    Impaired  Income    Income
(Millions)                            Loans     Earned  Received  Loans     Earned    Received
________________________________________________________________  ____________________________

Supporting discontinued products      $  692.9  $   15.0 $  16.0   $  694.1  $   30.0 $   31.6
Supporting experience rated products     506.4      10.3     9.8      503.9      19.8     19.6
Supporting remaining products            228.2       4.2     5.0      223.4       9.7      9.7
                                      __________________________   ___________________________
  Total continuing operations         $1,427.5  $   29.5 $  30.8   $1,421.4  $   59.5 $   60.9
________________________________________________________________   ___________________________
                                      __________________________   ___________________________

As of January 1, 1996, the company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be held and used to be written down to fair value when they are considered impaired. Long-lived assets to be disposed of (e.g., real estate held for sale) are to be carried at the lower of cost or fair value less estimated selling costs. In addition, this statement does not allow long-lived assets to be disposed of to be depreciated. As a result of the adoption of FAS No. 121, valuation reserves at January 1, 1996 were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale. The adoption of FAS No. 121 resulted in an immaterial impact on results of operations.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(8)  Debt

The company has a revolving credit facility aggregating
$2.5 billion with a worldwide group of banks. The facility replaces the company's price credit facilities and terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. The company pays facility fees ranging from .065% to .20% per annum, depending upon the company's long-term senior unsecured debt rating. The company is currently paying a facility fee of .08%. The commitments require the company to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $5.0 billion. As a result of the merger with U.S. Healthcare, the minimum shareholders' equity requirement was increased to $7.5 billion, and Aetna Inc. became a guarantor to the credit facility. These facilities also support the company's commercial paper borrowing program. (Please refer to Note 2 for discussion of additional debt incurred in connection with the merger with U.S. Healthcare.)

Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission ("SEC"), the company may offer and sell up to $2.0 billion of debt securities guaranteed by Aetna Inc., and Aetna Capital L.L.C., a subsidiary of the company, may offer and sell up to an additional $225 million of preferred securities to be guaranteed by Aetna Inc. It is anticipated that the company will repay, depending upon market conditions, the commercial paper borrowings related to the U.S. Healthcare merger from funds generated internally by Aetna Inc. or its subsidiaries and/or other sources which may include the proceeds from the sale of debt securities registered pursuant to the above-indicated shelf registration statement for debt.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(9)  Off-Balance-Sheet Financial Instruments
     (including Derivative Financial Instruments)

The company engages in hedging activities to manage foreign exchange and interest rate risk. Such hedging activities have principally consisted of using off-balance-sheet instruments including foreign exchange forward contracts, futures and forward contracts, and interest rate swap agreements. (Please see General Account Investments - Use of Derivatives and Other Investments on page 46 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the company's 1995 Annual Report to Shareholders for a description of the company's hedging activities). The notional amounts, carrying values and estimated fair values of the company's off-balance-sheet financial instruments are as follows (in millions):

                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
June 30, 1996                                Amount      (Liability)  Value
______________________________________________________________________________

Foreign exchange forward contracts - sell:
  Related to net investments in foreign
    affiliates                               $  159.8    $     (.6)   $   (2.8)
  Related to investments in nondollar
    denominated assets                           93.2          (.4)        (.4)
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
    affiliates                                    6.4           .2         (.2)
  Related to investments in nondollar
    denominated assets                           32.5           .2           -
Interest rate swaps                              43.0            -         6.7
Forward contracts to purchase investments         4.9            -         5.0
Futures contracts to purchase investments        58.0           .1          .1


At June 30, 1996, the continuing operations of the company had commitments to purchase investments for $104.8 million, the fair market value of which is $105.4 million.

(10)   Supplemental Cash Flow Information

Significant noncash investing and financing activities of continuing operations include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $66.1 million and $136.9 million for the six months ended June 30, 1996 and 1995, respectively.

            AETNA SERVICES, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11)  Earnings Per Share

Earnings per share are computed using net income divided by the weighted average number of common shares outstanding (including common share equivalents in 1996). There is no difference between primary and fully diluted earnings per share.

(12)  Litigation

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

           Independent Auditors' Review Report

The Board of Directors
Aetna Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Services, Inc. (formerly Aetna Life and Casualty Company) and Subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Services, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
July 25, 1996

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per share data)          Three Months Ended June 30,           Six Months Ended June 30,
                                       ___________________________________   ________________________________
                                       1996         1995          % Change   1996        1995        % Change
                                       ____         ____          ________   ____        ____        ________

Premiums.............................  $ 1,710.8    $  1,822.5     (6.1)%    $ 3,554.7   $  3,704.6     (4.0)%
Net investment income................      893.8         919.5     (2.8)       1,780.1      1,789.5      (.5)
Fees and other income................      548.1         486.3     12.7        1,066.3        939.7     13.5
Net realized capital gains...........        4.4          15.9    (72.3)          66.4          2.7        -
                                       _________    __________               _________   __________
    Total revenue....................    3,157.1       3,244.2     (2.7)       6,467.5      6,436.5       .5

Current and future benefits..........    2,059.4       2,256.2     (8.7)       4,296.3      4,531.9     (5.2)
Operating expenses...................      801.0         769.8      4.1        1,591.2      1,510.5      5.3
Amortization of deferred policy
 acquisition costs...................       38.1          36.6      4.1           75.1         69.1      8.7
Reduction of loss on discontinued
 products............................     (170.0)            -        -         (170.0)           -        -
Facilities and severance charges.....      392.7             -        -          392.7            -        -
                                       _________    __________               _________    _________
    Total benefits and expenses......    3,121.2       3,062.6      1.9        6,185.3      6,111.5      1.2
                                       _________    __________               _________    _________

Income from continuing operations
 before income taxes.................       35.9         181.6    (80.2)         282.2        325.0    (13.2)
Income taxes.........................       11.6          60.5    (80.8)          92.4        111.5    (17.1)
                                       _________    __________               _________   __________

Income from continuing operations....       24.3         121.1    (79.9)         189.8        213.5    (11.1)

Discontinued operations, net of tax:
 Income (loss) from operations.......          -        (418.0)   100.0          182.2       (349.6)       -
 Gain on sale........................      263.7             -        -          263.7            -        -
                                       _________    __________               _________   __________

    Net income (loss)................  $   288.0    $   (296.9)       -      $   635.7   $   (136.1)       -
                                       _________    __________               _________   __________
                                       _________    __________               _________   __________

Net realized capital gains (losses)
 from continuing operations, net of
 tax (included above)................  $     2.6    $      9.4    (72.3)     $    44.0   $     (1.2)       -
                                       _________    __________               _________   __________
                                       _________    __________               _________   __________


Results per common share:

 Income from continuing operations...  $     .21    $     1.07    (80.4)     $    1.63   $     1.89    (13.8)

 Discontinued operations, net of tax:
  Income (loss) from operations......          -         (3.69)   100.0           1.57        (3.09)       -
  Gain on sale.......................       2.26             -        -           2.27            -        -
                                       _________    __________               _________   __________

 Net income (loss)...................  $    2.47    $    (2.62)       -      $    5.47   $    (1.20)       -
                                       _________    __________               _________   __________
                                       _________    __________               _________   __________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview
________

Merger with U.S. Healthcare

The company's merger transaction with U.S. Healthcare, Inc. ("U.S. Healthcare") was consummated on July 19, 1996. As a result of the merger, the company and U.S. Healthcare are each direct, wholly-owned subsidiaries of Aetna Inc. Pursuant to the merger, each outstanding share of the company's common stock became a share of common stock of Aetna Inc. and each outstanding share of U.S. Healthcare common stock and Class B Stock became a right to receive $34.20 in cash, 0.2246 shares of Aetna Inc. common stock and 0.0749 shares of Aetna Inc. 6.25% Class C Voting Preferred Stock ("mandatorily convertible preferred stock").Aetna Inc. common stock and mandatorily convertible preferred stock are traded on the New York Stock Exchange.

The aggregate cash consideration paid to U.S. Healthcare shareholders as a result of the merger was financed with $3.9 billion from the net proceeds received from the sale of the company's property-casualty operations (see below) and funds made available from the issuance of $1.4 billion of commercial paper by the company.

As a result of the merger, Aetna Inc. will file periodic reports under the Securities Exchange Act of 1934 (the "1934 Act") commencing with the three month period ended September 30, 1996 and its consolidated results of operations will include the results of the company and the results of U.S. Healthcare for periods subsequent to July 19, 1996. The financial statements of Aetna Inc. will include summarized financial information of the company. The company and U.S. Healthcare are not expected to file separate reports under the 1934 Act.

See "Income from Continuing Operations" on page 24 and "Liquidity and Capital Resources" on page 47 for a discussion of certain factors that are expected to impact the company due to the merger with U.S. Healthcare.

For financial and business information regarding U.S. Healthcare, see its 1995 Form 10-K and other reports filed with the Securities and Exchange Commission ("SEC"). For unaudited pro forma condensed consolidated financial information of Aetna Inc. which gives effect to the sale of the property-casualty operations and the merger with U.S. Healthcare, as appropriate, for the six and twelve months ended June 30, 1996 and December 31, 1995, respectively, see Aetna Inc.'s Form 8-K filed with the SEC on July 26, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Sale of Property-Casualty Operations

On April 2, 1996, the company completed the sale of its property-casualty operations to an affiliate of The Travelers Insurance Group Inc. ("Travelers") for approximately $4.1 billion in cash. The sale resulted in a gain of approximately $264 million (after tax). (Please see Note 4 of Condensed Notes to Financial Statements for a discussion of certain indemnifications related to the sale.)

See "Facilities and Severance Charges" on page 26 for a discussion of certain charges related to the sale.

Strategic Outlook

The company's merger with U.S. Healthcare represents a major step in the company's previously announced strategic decision to focus its resources on pursuing growth opportunities in its health care business, and evaluating opportunities for growth and development of its financial services and international operations.

Income from Continuing Operations

The company reported income from continuing operations of $24 million and $190 million for the three and six months ended June 30, 1996, respectively, compared with $121 million and $214 million for the same periods a year ago. Income from continuing operations, excluding net realized capital gains and losses, for the three and six months ended June 30, 1996 decreased $90 million and $69 million, respectively, from the same periods a year ago. The following significant factors affect the comparison of results of continuing operations:

Results of continuing operations for the three and six months ended June 30, 1996 included facilities and severance charges of $255 million (after tax) related to the CityPlace office facility lease, actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations, and actions taken or expected to be taken by Aetna Health Plans primarily to reduce information technology costs. (Please see
"Facilities and Severance Charges" on page 26 for further discussion.)

Results of continuing operations for the three and six months ended June 30, 1996 included an $111 million benefit (after tax) related to a reduction of the reserve for anticipated future losses on discontinued products, primarily as a result of continuing and recent favorable developments in real estate markets. (Please see "Discontinued Products" on page 34 for further discussion.)

Results of continuing operations for both the three and six months ended June 30, 1996 included $30 million
(after tax) of interest income earned on the net proceeds received from the property-casualty sale.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Income from continuing operations, excluding net realized capital gains and losses and the items noted above, were $25 million and $46 million higher for the three and six months ended June 30, 1996, respectively, compared with the same periods a year ago.

Aetna Inc.'s earnings from continuing operations for the three months ending September 30, 1996 will reflect the interest earned on the net proceeds from the property-casualty sale through July 19, 1996, the closing date of the merger with U.S. Healthcare. Earnings will then include the earnings of U.S. Healthcare and will be affected by, among other things, the costs of financing the merger and the amortization of approximately $8 billion of intangible assets (primarily goodwill) created as a result of the merger. Aetna Inc. also anticipates that the merger will yield increased operating income for the combined health businesses of the companies resulting from expense savings and increased revenues (the "estimated synergies"). The annual increase in operating income is expected to be approximately $300 million (after tax) per year, and is expected to be achieved within 18 months of the closing of the transaction. Aetna Inc. anticipates taking facilities and severance charges related to the merger (see "Facilities and Severance Charges" on page 26). The estimated synergies and the timing of their anticipated realization are forward-looking information. For discussion of factors regarding such forward-looking information, see "Forward-Looking Information" on page 49.

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses from continuing operations included in net income, allocable to experience rated pension contractholders, and supporting discontinued products were as follows (in millions):

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                           ___________________________       _________________________
                                                 1996         1995               1996         1995
                                                 ____         ____               ____         ____

Net realized capital gains from sales            $   8.5      $  11.5            $  49.5      $   2.9

Net realized capital losses from changes
  in reserves for mortgage loans and
  real estate                                       (5.9)        (2.1)              (5.5)        (4.1)
                                                 _______      _______            _______      _______

Net realized capital gains (losses) from
  continuing operations                          $   2.6      $   9.4            $  44.0      $  (1.2)
                                                 _______      _______            _______      _______
                                                 _______      _______            _______      _______

Net realized capital gains allocable
  to experience rated pension contractholders
  (excluded above)                               $  29.6      $  30.1            $  54.4      $   7.3
                                                 _______      _______            _______      _______
                                                 _______      _______            _______      _______

Net realized capital gains (losses) on
  assets supporting discontinued products
  (excluded above)                               $   1.4      $   1.2            $  15.6      $  (5.6)
                                                 _______      _______            _______      _______
                                                 _______      _______            _______      _______

Net realized capital gains from sales for the three months ended June 30, 1996 include $25 million related to the sale of Aetna Realty Investors ("ARI") to TA Associates, which was substantially offset by net realized capital losses related to bond sales. Net realized capital gains from sales for the six months ended June 30, 1996 also include a $15 million gain from the sale of an HMO subsidiary.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Facilities and Severance Charges

In conjunction with the sale of the company's property-casualty operations, Travelers subleased the space currently occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company reflected a charge of $190 million (after tax) during the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also recorded additional facilities and severance charges of $45 million (after tax) during the second quarter of 1996 due to actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations.

Facilities and severance charges of $20 million (after tax) were taken by Aetna Health Plans in the second quarter of 1996 primarily related to actions taken or expected to be taken to reduce information technology costs and are not related to the U.S. Healthcare merger.

These facilities and severance charges included the following
(pretax):

                                                                    Vacated
                                                  Asset Write-       Leased
(Millions)                          Severance         Off          Property      Other        Total
______________________________________________________________________________________________________

Aetna Health Plans                  $   20.8      $     .9         $    3.5      $    4.8     $   30.0
Corporate:  Other                       28.5          18.0            313.2 (1)       3.0        362.7
                                    ________      ________         ________      ________     ________

     Total Company                  $   49.3      $   18.9         $  316.7      $    7.8     $  392.7
                                    ________      ________         ________      ________     ________
                                    ________      ________         ________      ________     ________

(1)  Includes $292.2 million related to the CityPlace lease.

These severance actions and the vacating of the leased office space (excluding the CityPlace lease) are expected to be substantially completed by December 31, 1997. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next 3 years.

Aetna Inc. anticipates reflecting a significant charge in the third quarter of 1996 related to restructuring actions expected to be taken as a result of the integration of U.S. Healthcare. The amount of such charge cannot be reasonably estimated at this time. In addition, the company continues to conduct strategic and financial reviews of all of its continuing operations in order to make them more competitive. Such reviews may result in additional restructuring actions in 1996, although the amount of any such charges cannot be estimated at this time.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans
__________________

Operating Summary
(Millions)                                 Three Months Ended June 30,           Six Months Ended June 30,
                                       __________________________________    ________________________________
                                       1996         1995         % Change    1996        1995        % Change
                                       ____         ____         ________    ____        ____        ________
Premiums............................   $ 1,355.7    $ 1,461.8     (7.3)%     $ 2,907.8   $ 2,956.5    (1.6)%
Net investment income...............        97.2         96.5       .7           191.0       181.2     5.4
Fees and other income...............       381.6        336.1     13.5           737.2       643.6    14.5
Net realized capital gains (losses).        (5.9)        (5.9)       -            25.3       (10.1)      -
                                       _________    _________                _________   _________
   Total revenue....................     1,828.6      1,888.5     (3.2)        3,861.3     3,771.2     2.4

Current and future benefits.........     1,177.9      1,273.1     (7.5)        2,522.8     2,546.4     (.9)
Operating expenses..................       529.6        498.9      6.2         1,059.5       983.9     7.7
Amortization of deferred policy
 acquisition costs..................         2.3          6.4    (64.1)            5.1        13.2   (61.4)
Facilities and severance charge.....        30.0            -        -            30.0           -       -
                                       _________    _________                _________   _________
   Total benefits and expenses......     1,739.8      1,778.4     (2.2)        3,617.4     3,543.5     2.1
                                       _________    _________                _________   _________

Income before income taxes..........        88.8        110.1    (19.3)          243.9       227.7     7.1
Income taxes........................        31.2         40.6    (23.2)           84.9        84.6      .4
                                       _________    _________                _________   _________

Net income..........................   $    57.6    $    69.5    (17.1)      $   159.0   $   143.1    11.1
                                       _________    _________                _________   _________
                                       _________    _________                _________   _________
Net realized capital gains (losses),
 net of tax (included above)........   $    (3.9)   $    (3.5)   (11.4)      $    17.6   $    (6.3)      -
                                       _________    _________                _________   _________
                                       _________    _________                _________   _________

Aetna Health Plans' net income for the three and six months ended June 30, 1996 decreased by $12 million and increased by $16 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1996 decreased $12 million and $8 million, respectively, from the same periods a year ago. Such decreases reflected an after-tax facilities and severance charge of $20 million in the second quarter of 1996 related primarily to actions taken or expected to be taken to reduce information technology costs. (Please see "Facilities and Severance Charges" on page 26 for further discussion.) Excluding net realized capital gains and losses and the second quarter 1996 facilities and severance charge, earnings for the three and six months ended June 30, 1996 increased $8 million and $12 million, respectively, from the same periods a year ago.

Second quarter and year-to-date earnings in the Group Insurance business increased in 1996 primarily as a result of growth in membership. Earnings in the Health and Specialty Health businesses decreased slightly, in the aggregate, for the three and six months ended June 30, 1996 when compared with the same periods a year ago. Such earnings declined principally due to both the loss of a risk contract with the Civilian Health and Medical Program for the Uniformed Services ("Champus") as of April 1, 1996 and lower HMO earnings (see discussion below), substantially offset by favorable developments in the pharmacy business. HMO earnings were $9 million and $19 million for the three and six months ended June 30, 1996 compared with $12 million and $23 million for the same periods a year ago, respectively. The decrease in HMO earnings reflects an increase in the medical loss ratio which was partially offset by growth in commercial membership. The HMO medical loss ratios were 86.5% and 86.8% for the three and six months ended June 30, 1996, respectively, as compared with 83.7% and 84.1% for the same periods a year ago. This increase in the loss ratio is primarily attributable to the impact of competitive pressures on pricing for the commercial HMO product.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

Revenue, excluding net realized capital gains and losses, for the Health and Specialty Health businesses decreased by $88 million or 6% and $6 million or less than 1% for the three and six months ended June 30, 1996, respectively, primarily due to lower premiums resulting from the loss of the Champus contract partially offset by higher premiums and fees resulting from the shift in membership to managed care products and increased revenues from physician practices. Revenue, excluding net realized capital gains and losses, for the Group Insurance business increased from the prior year by $28 million or 9% and $61 million or 9% for the three and six months ended June 30, 1996 primarily due to increased membership.

Operating expenses in the Health business increased during the three and six months ended June 30, 1996 compared with the same periods in 1995 due primarily to the continued migration of members from the indemnity to the more resource-intensive point-of-service (POS) product, as well as from increased expenses related to continued investments in physician practices. AHP is continuing to refine its systems and processes in order to slow the growth of the administrative costs associated with its managed care products as the migration to those products from indemnity products continues.

Net realized capital gains for the six months ended June 30, 1996 were primarily attributable to the sale of an HMO subsidiary. The earnings of this subsidiary were not material to AHP's results.

The number of Health members participating in risk versus nonrisk plans was as follows:

                                        June 30, 1996                     June 30, 1995
                                 __________________________        ___________________________
(Millions)                       Risk     Nonrisk     Total        Risk     Nonrisk     Total
___________________________________________________________        __________________________
Health
  HMO
   Commercial/Traditional         1.0       0.3         1.3         0.9       0.2         1.1
   Commercial POS                 0.2         -         0.2         0.2         -         0.2
                                 __________________________        __________________________
      Total Commercial            1.2       0.3         1.5         1.1       0.2         1.3
   Medicare                       0.1         -         0.1         0.1         -         0.1
   Champus                          -         -           -         0.3         -         0.3
  POS                             0.3       2.2         2.5         0.1       1.8         1.9
                                 __________________________        __________________________
      Total HMO and POS           1.6       2.5         4.1         1.6       2.0         3.6
  PPO
   PPO excluding Champus          0.7       2.8         3.5         0.9       2.9         3.8
   Champus                          -         -           -         0.4         -         0.4
                                 __________________________        __________________________
      Total PPO                   0.7       2.8         3.5         1.3       2.9         4.2
  Traditional Indemnity           0.6       2.9         3.5         0.9       3.3         4.2
                                 __________________________        __________________________
Total Health Care Enrollment      2.9       8.2        11.1         3.8       8.2        12.0
                                 __________________________        __________________________
                                 __________________________        __________________________

The decline in Health membership is primarily attributable to the loss of the Champus contract.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Health Plans (Continued)
______________________________

The number of members covered by Specialty Health products was as follows (1):

                                      June 30,
                                  _______________
(Millions)                        1996       1995
_________________________________________________
Behavioral Health                 15.0       14.9
                                  ____       ____
                                  ____       ____

Dental (2)                         7.9        8.3
                                  ____       ____
                                  ____       ____

Managed Pharmacy                   4.5        4.0
                                  ____       ____
                                  ____       ____

 (1) Many Specialty Health members participate in more than one type of AHP coverage and are therefore counted in each.
 (2) The decline in Dental membership was primarily a result of the competitive pricing of such products.  Such decline was not material to AHP's earnings.

The number of members covered by Group Insurance products was as follows (1):

                                      June 30,
                                  ________________
(Millions)                        1996       1995
_________________________________________________
Group Life (2)                     8.4        7.9
                                  ____       ____
                                  ____       ____

Disability                         2.4        2.1
                                  ____       ____
                                  ____       ____

Long-Term Care                      .1         .1
                                  ____       ____
                                  ____       ____

(1) Many Group Insurance members participate in more than one type of AHP coverage and are therefore counted in each.
(2) Group life includes members with accident coverages.

Please see "Merger with U.S. Healthcare" on page 23 for a discussion related to the merger of the company and U.S.
Healthcare.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (formerly named Aetna Life Insurance &
_________________________
  Annuity)

Operating Summary
(Millions)                                 Three Months Ended June 30,           Six Months Ended June 30,
                                       ___________________________________   ________________________________
                                       1996         1995          % Change   1996        1995        % Change
                                       ____         ____          ________   ____        ____        ________
Premiums............................   $    29.5    $    49.6      (40.5)%   $    55.5   $    92.0     (39.7)%
Net investment income...............       264.6        258.1        2.5         531.9       503.6       5.6
Fees and other income...............       110.8         87.1       27.2         214.1       171.1      25.1
Net realized capital gains..........         1.6          6.2      (74.2)         17.3         9.2      88.0
                                       _________    _________                _________   _________
   Total revenue....................       406.5        401.0        1.4         818.8       775.9       5.5

Current and future benefits.........       241.8        244.5       (1.1)        473.9       469.0       1.0
Operating expenses..................        84.8         77.6        9.3         167.6       151.9      10.3
Amortization of deferred policy
 acquisition costs..................        14.2          9.9       43.4          31.5        21.8      44.5
                                       _________    _________                _________   _________
   Total benefits and expenses......       340.8        332.0        2.7         673.0       642.7       4.7
                                       _________    _________                _________   _________

Income before income taxes..........        65.7         69.0       (4.8)        145.8       133.2       9.5
Income taxes........................        17.9         22.5      (20.4)         41.5        43.2      (3.9)
                                       _________    _________                _________   _________

Net income..........................   $    47.8    $    46.5        2.8     $   104.3   $    90.0      15.9
                                       _________    _________                _________   _________
                                       _________    _________                _________   _________
Net realized capital gains, net
 of tax (included above)............   $     1.1    $     4.1      (73.2)    $    11.3   $     6.0      88.3
                                       _________    _________                _________   _________
                                       _________    _________                _________   _________

Deposits not included in premiums
 above..............................   $ 1,203.2    $   792.4       51.8     $ 2,272.6   $ 1,569.3      44.8
                                       _________    _________                _________   _________
                                       _________    _________                _________   _________

Assets under management (1)(2)......                                         $27,631.5   $22,479.0      22.9
                                                                             _________   _________
                                                                             _________   _________

(1) Excludes net unrealized capital gains of approximately $155 million and $574 million at June 30, 1996 and 1995, respectively.
(2) Includes $3.8 billion and $1.4 billion at June 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Aetna Retirement Services' net income for the three and six months ended June 30, 1996 increased $1 million and $14 million, respectively, from the same periods a year ago. Excluding net realized capital gains, results for the three and six months ended June 30, 1996 increased $4 million and $9 million, respectively, from the same periods a year ago.

Second quarter and year-to-date results in 1996 benefited from increased fee income primarily due to the growth in assets under management resulting from continued business growth and overall improvement in the stock market, as well as overall increased interest margins. Partially offsetting such favorable increases in fee income were increased operating expenses. The increase in operating expenses primarily reflects continued business growth and investments in nontraditional distribution channels (e.g., broker/dealers and banks).

The average earned rate on investments supporting fully guaranteed contracts was 7.9% and 8.0% and the average earned rate on investments supporting experience rated contracts was 8.1% and 8.2% for the six months ended June 30, 1996 and 1995, respectively. The average credited rate on fully guaranteed contracts was 5.3% and 5.3% and the average credited rate on experience rated contracts was 6.1% and 6.3% for the six months ended June 30, 1996 and 1995, respectively. The resulting interest margins on fully guaranteed contracts was 2.6% and 2.7% and on experience rated contracts was 2.0% and 1.9% for the six months ended June 30, 1996 and 1995, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
_____________________________________

The duration of the investment portfolios supporting Aetna Retirement Services' liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For a complete discussion of the company's asset/liability management practices please see the company's 1995 Annual Report to Shareholders.

Premiums decreased 41% and 40% during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily because Aetna Retirement Services ceased writing structured settlement annuities in the fourth quarter of 1995.
The cessation of writing this product did not and is not expected to have a material effect on results of the segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________

Operating Summary
(Millions)                                 Three Months Ended June 30,           Six Months Ended June 30,
                                       ___________________________________   ________________________________
                                       1996         1995          % Change   1996         1995       % Change
                                       ____         ____          ________   ____         ____       ________

Premiums............................   $   278.0    $   252.3      10.2%     $   517.6    $  472.9       9.5%
Net investment income...............        82.8         87.1      (4.9)         165.8       155.4       6.7
Fees and other income...............        32.5         29.4      10.5           61.9        55.7      11.1
Net realized capital gains (losses).          .2          2.1     (90.5)           1.3        (1.7)        -
                                       _________    _________                _________    ________
   Total revenue....................       393.5        370.9       6.1          746.6       682.3       9.4

Current and future benefits.........       237.0        219.4       8.0          450.2       416.2       8.2
Operating expenses..................        90.5         97.1      (6.8)         176.8       180.4      (2.0)
Amortization of deferred policy
 acquisition costs..................        21.6         20.3       6.4           38.5        34.1      12.9
                                       _________    _________                _________    ________
   Total benefits and expenses......       349.1        336.8       3.7          665.5       630.7       5.5
                                       _________    _________                _________    ________

Income before income taxes..........        44.4         34.1      30.2           81.1        51.6      57.2
Income taxes .......................        17.1         10.5      62.9           29.1        13.9     109.4
                                       _________    _________                _________    ________

Net income..........................   $    27.3    $    23.6      15.7      $    52.0    $   37.7      37.9
                                       _________    _________                _________    ________
                                       _________    _________                _________    ________
Net realized capital gains (losses),
 net of tax (included above)........   $      .2    $      .3     (33.3)     $      .8    $   (2.5)        -
                                       _________    _________                _________    ________
                                       _________    _________                _________    ________


International's net income for the three and six months ended June 30, 1996 increased by $4 million and $14 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains and losses, results for the three and six months ended June 30, 1996 increased $4 million and $11 million, respectively, from the same periods a year ago. The improvement in results reflected increased earnings in Chile primarily resulting from lower operating expenses due to tighter controls over such costs and lower interest expense and from continued revenue growth in the Pacific Rim. Partially offsetting the improvement in second quarter results was lower net investment income resulting from a decline in Mexico's interest rate environment.

The company continues to explore opportunities for additional investments in emerging growth markets. In July, the company reached an agreement in principle with its Mexican partner to acquire a 49.0% stake in a joint venture that will offer insurance products through the partner's bank subsidiary. The company has agreed to invest $115 million in the joint venture initially and up to an additional $63 million based on the performance of the new company over the first five years of operations. The company has also agreed to increase its ownership in its current Mexican insurance joint venture from 44.5% to 49.0% for an additional $20 million. Completion of these transactions is subject to receipt of regulatory approvals.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________

Operating Summary
(Millions)                                 Three Months Ended June 30,          Six Months Ended June 30,
                                       ___________________________________   ________________________________
                                       1996         1995          % Change   1996         1995       % Change
                                       ____         ____          ________   ____         ____       ________

Premiums............................   $    47.6    $    58.8     (19.0)%    $     73.8   $   183.2    (59.7)%
Net investment income...............       395.5        477.3     (17.1)          838.4       945.5    (11.3)
Fees and other income...............        23.2         33.0     (29.7)           52.5        68.1    (22.9)
Net realized capital gains..........         2.5         13.6     (81.6)           12.7         5.9    115.3
                                       _________    _________                __________   _________
   Total revenue....................       468.8        582.7     (19.5)          977.4     1,202.7    (18.7)

Current and future benefits.........       402.7        519.2     (22.4)          849.4     1,100.3    (22.8)
Operating expenses..................        22.9         22.5       1.8            43.2        43.1       .2
Reduction of loss on discontinued
 products...........................      (170.0)           -         -          (170.0)          -        -
                                       _________    _________                ________     _________
   Total benefits and expenses......       255.6        541.7     (52.8)          722.6     1,143.4    (36.8)
                                       _________    _________                __________   _________

Income before income taxes..........       213.2         41.0         -           254.8        59.3        -
Income taxes........................        75.3         12.3         -            90.1        19.3        -
                                       _________    _________                __________   _________

Net income..........................   $   137.9    $    28.7         -      $    164.7   $    40.0        -
                                       _________    _________                __________   _________
                                       _________    _________                __________   _________

Net realized capital gains,
  net of tax (included above).......   $     1.7    $     8.8     (80.7)     $      8.3   $     3.8    118.4
                                       _________    _________                __________   _________
                                       _________    _________                __________   _________

Deposits not included in premiums
  above.............................   $   528.0    $   471.5      12.0      $    922.4   $   894.3      3.1
                                       _________    _________                __________   _________
                                       _________    _________                __________   _________

Assets under management (1)(2)......                                         $ 36,884.9   $46,492.9    (20.7)
                                                                             __________   _________
                                                                             __________   _________

(1) Excludes net unrealized capital gains of approximately $150 million and $391 million at
    June 30, 1996 and 1995, respectively.
(2) Includes assets related to discontinued products.

Large Case Pensions' net income for the three and six months ended June 30, 1996 increased by $109 million and $125 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains and a benefit of $111 million (after tax) attributable to a reduction of the reserve for anticipated future losses on discontinued products, results for the three and six months ended June 30, 1996 increased $6 million and $10 million, respectively, from the same periods a year ago reflecting increases in net interest margins and in net investment income from the assets supporting the capital in Large Case Pensions. (Please see "Discontinued Products" on page 34 for a discussion of the reserve reduction.)

After-tax net realized capital gains for the quarter ended June 30, 1996 include a gain of $25 million related to the sale of ARI to TA Associates, which was partially offset by net realized capital losses related to bond sales. ARI contributed $1 million and $3 million for the three and six months ended June 30, 1996, respectively, and $2 million and $4 million for the same periods a year ago to Large Case Pensions' net income.

Year-to-date 1995 premiums reflected additional premiums from existing contractholders which did not have a material effect on earnings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Assets under management at June 30, 1996 were 21% lower than a year earlier, primarily as a result of the sale of Insurance Company Investment Management ("ICIM"), a specialized asset manager conducting business through the company's Aeltus Investment Management subsidiary ("Aeltus"), in the first quarter of 1996. ICIM was not a significant contributor to Large Case Pensions' earnings in 1995 or in the first quarter of 1996.

Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other company products) (in millions):

                                         Three Months Ended June 30,       Six Months Ended June 30,
                                         ___________________________       _________________________
                                           1996             1995             1996           1995
                                           ____             ____             ____           ____
Scheduled contract maturities
 and benefit payments (1)                  $  289.8         $  235.7         $  607.9       $  506.0
                                           ________         ________         ________       ________
                                           ________         ________         ________       ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments                      $   47.1         $   91.0         $  362.3 (2)   $  188.6
                                           ________         ________         ________       ________
                                           ________         ________         ________       ________

Participant withdrawals                    $   44.7         $   43.1         $  101.1       $   97.6
                                           ________         ________         ________       ________
                                           ________         ________         ________       ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Increase primarily relates to an unscheduled withdrawal by one contractholder in the first quarter of 1996.

Discontinued Products

Under the company's accounting for its discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")), the respective reserves for anticipated future losses are reviewed by management quarterly. Accordingly, as long as the reserves represent management's then best estimates of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the respective reserve and do not affect the company's results of operations. Management's review of the reserves in the second quarter of 1996 included a re-evaluation of assumptions relating to future real estate market conditions (e.g., rental rate growth and vacancy rates) and considered the continuing and recent favorable developments (compared to what had been anticipated) which had been experienced in such markets. As a result of this review, management released $170 million (pretax) of the reserve related to GICs. The resulting reserves reflect management's best estimate of the anticipated future net losses for GICs and SPAs. To the extent that actual future losses are greater than anticipated future net losses, the company's results of operations would be adversely affected. Conversely, if actual future losses are less than anticipated future losses, the company's results of operations would be favorably affected. (Please refer to the company's 1995 Annual Report to Shareholders for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from Large Case Pensions' continuing business was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. The receivables, on which interest is accrued at the discount rates used to calculate the loss on discontinuance, will be funded, net of taxes on the accrued interest, from invested assets supporting Large Case Pensions. The offsetting payable, on which interest is similarly accrued, was established in the continuing business. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 1996, for GICs and SPAs, the receivables from continuing business, net of the related deferred taxes payable of $18 million and $26 million, respectively, on the accrued interest income, were $312 million and $483 million, respectively. As of June 30, 1996, no funding had taken place.

Results of discontinued products were as follows (in millions):

                                           Three Months Ended June 30, 1996    Six Months Ended June 30, 1996
                                           ________________________________    ______________________________
                                           GICs        SPAs        Total       GICs       SPAs        Total
                                           ____        ____        _____       ____       ____        _____
Interest margin (a)                        $   (4.8)   $    6.0    $    1.2    $   (2.4)  $   12.3    $   9.9
Net realized capital gains (losses)             9.7        (8.3)        1.4        16.7       (1.1)      15.6
Interest earned on receivable from
  continuing business                           3.5         5.1         8.6         6.9       10.1       17.0
Other, net                                     (1.9)         .1        (1.8)         .8        4.2        5.0
                                           ________    ________    ________    ________   ________    _______

Results of discontinued products,
  after-tax                                $    6.5    $    2.9    $    9.4    $   22.0   $   25.5    $  47.5
                                           ________    ________    ________    ________   ________    _______
                                           ________    ________    ________    ________   ________    _______

Results of discontinued products, pretax   $   11.4    $    3.6    $   15.0    $   36.7   $   37.4    $  74.1
                                           ________    ________    ________    ________   ________    _______
                                           ________    ________    ________    ________   ________    _______

Net realized capital gains (losses) from
  sales of bonds, after tax, included
  above                                    $    (.7)   $   (8.4)   $   (9.1)   $    1.4   $   (4.0)   $  (2.6)
                                           ________    ________    ________    ________   ________    _______
                                           ________    ________    ________    ________   ________    _______


                                           Three Months Ended June 30, 1995    Six Months Ended June 30, 1995
                                           _________________________________   ______________________________
                                           GICs        SPAs        Total       GICs       SPAs        Total
                                           ____        ____        _____       ____       ____        ______
Negative interest margin (a)               $   (4.4)   $    (.6)   $   (5.0)   $ (19.3)   $  (3.4)    $ (22.7)
Net realized capital gains (losses)            (8.2)        9.4         1.2      (20.2)      14.6        (5.6)
Interest earned on receivable from
  continuing business                           3.3         4.9         8.2        6.6        9.9        16.5
Other, net                                      (.4)         .1         (.3)        .7        1.7         2.4
                                           ________    ________    ________    _______    _______     _______

Results of discontinued products,
  after-tax                                $   (9.7)   $   13.8    $    4.1    $ (32.2)   $  22.8     $  (9.4)
                                           ________    ________    ________    _______    _______     _______
                                           ________    ________    ________    _______    _______     _______

Results of discontinued products, pretax   $  (13.8)   $   20.0    $    6.2    $ (47.3)   $  32.8     $ (14.5)
                                           ________    ________    ________    _______    _______     _______
                                           ________    ________    ________    _______    _______     _______

Net realized capital gains (losses)
  from sales of bonds, after tax,
  included above                           $   (3.3)   $   13.7    $   10.4    $  (9.0)   $  23.1     $  14.1
                                           ________    ________    ________    _______    _______     _______
                                           ________    ________    ________    _______    _______     _______

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts (exceeds) or is less than interest earned on invested assets supporting such contracts.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

The results of the discontinued products in the first six months of 1996 were favorably affected by and the respective reserves for anticipated future losses were credited for nonrecurring items including rental income received on a foreclosed property of $6 million (after tax) related to GICs and $3 million (after tax) related to SPAs. Such rental income had previously not been recognized due to uncertainties associated with its ultimate collection. Additionally, the adoption of FAS No. 121, favorably impacted the results of GICs by $4 million (after tax) and SPAs by $2 million (after tax).


The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                   Six Months Ended June 30, 1996
                                   ______________________________
                                   GICs       SPAs       Total
                                   ____       ____       _____
Reserve at December 31, 1995       $  221.4   $  737.4   $  958.8
Results of discontinued products       36.7       37.4       74.1
Release of reserve                   (170.0)         -     (170.0)
                                   ________   ________   ________
Reserve at June 30, 1996           $   88.1   $  774.8   $  862.9
                                   ________   ________   ________
                                   ________   ________   ________

Distributions on GICs and SPAs were as follows (in millions):

                                         Three Months Ended June 30, 1996    Six Months Ended June 30, 1996
                                         ________________________________    _______________________________
                                         GICs        SPAs        Total       GICs       SPAs        Total
                                         ____        ____        _____       ____       ____        _____
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)                            $  597.9    $  135.8    $  733.7    $1,098.1   $  268.8    $1,366.9
                                         ________    ________    ________    ________   ________    ________
                                         ________    ________    ________    ________   ________    ________

Participant directed withdrawals         $   14.9    $      -    $   14.9    $   30.4   $      -    $   30.4
                                         ________    ________    ________    ________   ________    ________
                                         ________    ________    ________    ________   ________    ________



                                         Three Months Ended June 30, 1995    Six Months Ended June 30, 1995
                                         ________________________________    _______________________________
                                         GICs        SPAs        Total       GICs       SPAs        Total
                                         ____        ____        _____       ____       ____        _____
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)                            $  614.5    $  128.5    $  743.0    $1,259.3   $  262.2    $1,521.5
                                         ________    ________    ________    ________   ________    ________
                                         ________    ________    ________    ________   ________    ________

Participant directed withdrawals         $   22.2    $      -    $   22.2    $   49.3   $      -    $   49.3
                                         ________    ________    ________    ________   ________    ________
                                         ________    ________    ________    ________   ________    ________

(1) Includes early contractual settlements of GIC liabilities of approximately $175 million and
    $182 million for the three and six months ended June 30, 1996 and approximately $30 million and $87 million for the same periods a year ago.


Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on, invested assets.

(Please see "General Account Investments" on page 38 for a discussion of investments supporting discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________

Operating Summary
(Millions, after tax)                      Three Months Ended June 30,           Six Months Ended June 30,
                                       ___________________________________   ________________________________
                                       1996         1995          % Change   1996        1995        % Change
                                       ____         ____          ________   ____        ____        ________

Interest expense....................   $  17.5      $  17.8        (1.7)%     $  36.9     $  35.9       2.8%
Other expense, net..................     228.8         29.4           -         253.3        61.4         -


Other expense for the three and six months ended June 30, 1996 included after-tax net realized capital gains of $4 million and $6 million, respectively. Other expense for the six months ended June 30, 1995 included after-tax net realized capital losses of $2 million. Net realized capital losses were less than $1 million for the three months ended June 30, 1995. Excluding net realized capital gains and losses, the increase of $203 million and $200 million, respectively, for the three and six months ended June 30, 1996 in other expense compared with the same periods a year ago primarily resulted from the $235 million (after tax) facilities and severance charge discussed below, partially offset by interest income of $30 million (after tax) earned from the investment of the net proceeds received from the property-casualty sale.

In conjunction with the sale of the company's property-casualty operations, Travelers subleased the space currently occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company reflected a charge of $190 million (after tax) during the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also recorded additional facilities and severance charges of $45 million (after tax) during the second quarter of 1996 due to actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations. (See "Facilities and Severance Charges" on page 26 for further discussion regarding the merger with U.S. Healthcare and the continuing strategic and financial reviews of the company.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

The company's invested assets were comprised of the following, net of impairment reserves:

                                                  June 30,      December 31,
(Millions)                                          1996            1995
____________________________________________________________________________

Debt securities:
  Available for sale, at fair value
    (amortized cost $29,484.1 and $29,962.5)      $ 29,827.8    $ 31,860.3
Equity securities, at fair value
    (cost $985.8 and $597.8)                         1,224.7         659.7
Short-term investments                               1,729.5         607.8
Mortgage loans                                       7,493.0       8,327.2
Real estate                                          1,210.7       1,277.3
Policy loans                                           651.7         629.4
Other                                                  707.5         688.6
__________________________________________________________________________
    Total invested assets                         $ 42,844.9    $ 44,050.3
__________________________________________________________________________
                                                  ________________________

Please refer to the company's 1995 Annual Report to Shareholders for a description of the company's investment objectives and policies.

The change in the invested assets portfolio from December 31, 1995 to June 30, 1996 primarily reflected depreciation of debt securities due to an increase in interest rates and a net decrease in the aggregate mortgage loan and real estate portfolios. Debt securities reflected net unrealized capital gains of $344 million at June 30, 1996, compared with $1.9 billion at December 31, 1995. Of such net unrealized capital gains at June 30, 1996, $125 million and $162 million related to assets supporting discontinued products and experience rated pension contractholders, respectively. The net decrease in the aggregate mortgage loan and real estate portfolios of $901 million principally reflected prepayments and payments at maturity on mortgage loans and sales of foreclosed properties.

The risks associated with investments supporting experience rated pension and annuity products are assumed by those customers subject to, among other things, certain minimum guarantees. The anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses. (Please see "Discontinued Products" on page 34 for further discussion.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of June 30, 1996 and December 31, 1995, the company's investments in debt securities represented 70% and 72%, respectively, of total general account invested assets and were as follows:

                                           June 30,         December 31,
(Millions)                                   1996              1995
________________________________________________________________________

Supporting discontinued products           $   5,119.7      $    5,765.2
Supporting experience rated products          14,098.8          14,243.4
Supporting remaining products                 10,609.3          11,851.7
                                           _____________________________
   Total debt securities                   $  29,827.8      $   31,860.3
                                           _____________________________
                                           _____________________________

Included in the company's debt security balances were the following categories of debt securities:

(Millions)                                                   June 30, 1996
_______________________________________________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Securities        Securities          Debt Securities
                                       _________________        ______________      ___________________

Total                                  $1,705.8                 $   58.6            $   73.4
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         27.3%                    28.0%               31.3%
  Supporting experience rated products     45.4                     21.7                31.3
  Supporting remaining products            27.3                     50.3                37.4
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
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

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful. Lost investment income on problem debt securities was as follows:

                                         Three Months Ended          Six Months Ended
                                               June 30,                  June 30,
                                         __________________          _________________
(Millions)                               1996        1995            1996       1995
______________________________________________________________________________________

Allocable to discontinued products       $   .2      $   .4          $   .5     $   .8
Allocable to experience rated products       .2          .4              .4         .6
Allocable to remaining products              .5          .5              .8        1.4
                                         __________________          _________________
  Total lost investment income           $   .9      $  1.3          $  1.7     $  2.8
                                         __________________          _________________
                                         __________________          _________________

Included in the company's total collateralized mortgage obligations ("CMOs") balances were the following categories of
CMOs:

(Millions)                                   June 30, 1996              December 31, 1995
_______________________________________________________________      _______________________
                                         Fair         Amortized      Fair         Amortized
                                         Value          Cost         Value          Cost
                                         _________    _________      _________    _________

Total CMOs (1)                           $ 2,786.5    $ 2,748.1      $ 3,191.1    $ 2,984.4
                                         _________    _________      _________    _________
                                         _________    _________      _________    _________
Percentage of total CMOs:
  Sequential and planned
    amortization class bonds                  67.7%                       73.1%
  Z-tranches                                  17.5                        15.2
  Interest-only strips and
    principal-only strips                      3.7                         3.2
  Other                                       11.1                         8.5
                                         _________                   _________
                                             100.0%                      100.0%
                                         _________                   _________
                                         _________                   _________

(1)  At June 30, 1996 and December 31, 1995, approximately 70% and 74%, respectively, of the company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., GNMA, FNMA, FHLMC).


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the value of the CMOs would be subject to variability based on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. The various categories of CMOs are subject to different degrees of risk from changes in interest rates and defaults (for non-agency-backed bonds). Sequential and planned amortization class bonds are subject to less prepayment and extension risk than other CMO instruments. Interest-only strips ("IOs") receive payments of interest and principal-only strips ("POs") receive payments of principal on the underlying pool of residential mortgages. The company has mitigated the risks associated with holding IOs and POs by holding positions in both types of instruments such that exposure from significant changes in interest rates is reduced. Z-tranches receive principal payments from the underlying mortgage pool only after all other priority classes have been retired.

Mortgage Loans

During the first six months of 1996, the mortgage loan portfolio was reduced 10% to $7.5 billion, net of impairment reserves. The company's total mortgage loan investments, net of impairment reserves, supported the following types of business:

                                      June 30,            December 31,
(Millions)                              1996                  1995
______________________________________________________________________

Supporting discontinued products      $ 3,136.1           $ 3,388.6
Supporting experience rated products    2,736.4             3,013.4
Supporting remaining products           1,620.5             1,925.2
                                      _____________________________
   Total mortgage loan investments    $ 7,493.0           $ 8,327.2
                                      _____________________________
                                      _____________________________

During the first six months of 1996, the company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The principal balance of mortgage loans decreased $1.1 billion since December 31, 1995 primarily reflecting the effect of repayments of maturing loans, loan prepayments and foreclosures.

Loans with a principal balance of $168 million and collateral with a fair market value of $63 million were foreclosed upon in the first six months of 1996. Additional loans with a principal balance of $132 million were in the process of foreclosure at June 30, 1996. In certain cases, the company has taken substantive possession of the property supporting its loan, coupled with the borrower surrendering its interest in the future economic benefits in the property. Where this has occurred, the loans are considered in-substance foreclosures, written down to their fair market value less selling costs and classified as real estate held for sale. Activity related to in-substance foreclosures for the six months ended June 30, 1996 did not significantly impact the balance of mortgage loans.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Included in the company's total mortgage loan balances were the following categories of mortgage loans:

(Millions)                                                        June 30, 1996
_________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans      Total
                                       _____________       ____________      _____________      _____

Total                                  $  454.0 (1)        $  461.0          $  612.7           $1,527.7
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         41.3%               55.0%             49.3%
  Supporting experience rated products     37.0                28.0              36.9
  Supporting remaining products            21.7                17.0              13.8
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Specific impairment reserves on
 loans (2)                                                                                      $  226.0
                                                                                                ________
                                                                                                ________

Specific impairment reserves as a
 percentage of total                                                                                14.8%
                                                                                                ________
                                                                                                ________

                                                               December 31, 1995
_________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans      Total
                                       _____________       ____________      _____________      _____

Total                                  $  160.3            $  514.1          $  839.1           $1,513.5
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         22.6%               50.9%             54.3%
  Supporting experience rated products     51.8                35.5              29.1
  Supporting remaining products            25.6                13.6              16.6
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Specific impairment reserves on
 loans (2)                                                                                      $  361.2
                                                                                                ________
                                                                                                ________

Specific impairment reserves as a
 percentage of total                                                                                23.9%
                                                                                                ________
                                                                                                ________

(1) The increase in problem loans from December 31, 1995 to June 30, 1996 includes
    $191 million related to one mortgage loan where the borrower has declared bankruptcy.  No specific reserve has been established for this loan because the loan is well secured and the company does not anticipate any future losses.

(2) Please see Note 7 of Condensed Notes to Financial Statements for further disclosures related to mortgage loan impairment reserves.

"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption. Loans on properties in the process of foreclosure increased to $132 million at June 30, 1996 from $101 million at December 31, 1995.

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.
Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status. (Please see the company's 1995 Annual Report to Shareholders for a complete description of the company's restructuring program.) No such restructures and transfers to performing status occurred during the six months ended June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Potential problem loans" include all loans which are performing pursuant to existing terms and are considered likely to become classified as problem or restructured loans. Such loans are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan terms. Identifying such potential problem loans requires significant judgment as to likely future market conditions and developments specific to individual properties and borrowers. Provision for losses that management believes are likely to arise from such potential problem loans is included in the specific impairment reserves. (Please see Note 7 of Condensed Notes to Financial Statements for a discussion of mortgage loan impairment reserves.)

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such problem and restructured loans outstanding at June 30 and the portion thereof actually recorded as income were as follows:

                                       Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                       __________________     _________________
(Millions)                             1996       1995        1996      1995
_________________________________________________________     _________________

Income which would have been
 recorded under original terms
 of loans                              $  30.8    $  25.5     $  48.8   $  48.1

Income recorded                           23.9       14.9        35.3      24.8
                                       _______    _______     _______   _______

Lost investment income                 $   6.9    $  10.6     $  13.5   $  23.3
                                       _______    _______     _______   _______
                                       _______    _______     _______   _______

Lost investment income allocated to
 investments supporting discontinued
 products (included above)             $   2.9    $   2.6     $   5.5   $   8.7
                                       _______    _______     _______   _______
                                       _______    _______     _______   _______

Lost investment income allocated to
 investments supporting experience
 rated pension products
 (included above)                      $   2.1    $   5.3     $   5.1   $   8.5
                                       _______    _______     _______   _______
                                       _______    _______     _______   _______

Lost investment income allocated to
 investments supporting remaining
 products (included above)             $   1.9    $   2.7     $   2.9   $   6.1
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate

The company's equity real estate balances, net of write-downs and reserves, were as follows:

(Millions)                                                   June 30, 1996
________________________________________________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________

Total equity real estate               $  166.7                 $1,044.0 (1)        $1,210.7
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total equity real
  estate:
  Supporting discontinued products         23.1%                    58.3%
  Supporting experience rated products      7.9                     26.8
  Supporting remaining products            69.0                     14.9
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________

                                                             December 31, 1995
                                       _________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________

Total equity real estate               $  153.0                 $1,124.3 (1)        $1,277.3
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total equity real
  estate:
  Supporting discontinued products          7.5%                    55.5%
  Supporting experience rated products      7.8                     29.2
  Supporting remaining products            84.7                     15.3
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________

(1) Includes $142.1 million and $190.4 million of in-substance foreclosures at June 30, 1996 and December 31, 1995, respectively. (Please see "Mortgage Loans" on page 41 for discussion of in-substance foreclosures.)

Real estate which the company has the intent to hold for the production of income is classified as investment real estate.
Investment real estate is carried at depreciated cost plus capital additions, net of impairment write downs.

All real estate acquired through foreclosure, including in-substance foreclosures, is classified as properties held for sale. The fair value at foreclosure is established as the new cost basis for these assets, which are carried at the lower of cost or fair value less estimated selling costs. As a result of adopting FAS No. 121 on January 1, 1996 (please see Note 7 of Condensed Notes to Financial Statements), the company no longer depreciates properties held for sale. Adjustments to the carrying value of properties held for sale are recorded in a valuation reserve when the fair value less estimated selling costs is below cost. Fair value is generally determined using a discounted future cash flow analysis in conjunction with comparable sales information. Property valuations are reviewed regularly by investment management. The company intends to sell a significant amount of the properties held for sale over the next one to two years, real estate and capital market conditions permitting.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Foreclosed real estate classified as properties held for sale was carried at 60% and 61% of the company's cash investment (unpaid mortgage balance plus capital additions) at June 30, 1996 and December 31, 1995, respectively. Net investment income included $30 million and $80 million (pretax) from the net operations of properties held for sale for the three and six months ended June 30, 1996, respectively.

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows:

                                            June 30,      December 31,
(Millions)                                    1996           1995
______________________________________________________________________

Allocable to discontinued products          $  414.8      $  381.0
Allocable to experience rated products         184.0         208.2

Allocable to remaining products                116.5          96.8
                                            ________      ________
   Total real estate write-downs and
     valuation reserves                     $  715.3 (*)  $  686.0
                                            ________      ________
                                            ________      ________

(*) As a result of the adoption of FAS No. 121, valuation reserves at January 1, 1996 were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale.  The adoption of
    FAS No. 121 resulted in an immaterial impact on results of operations.

For the periods shown below, total after-tax net realized capital
(gains) losses from real estate write-downs and changes in the valuation reserves were as follows:

                                              Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                              ___________________         _________________
(Millions)                                    1996        1995            1996       1995
___________________________________________________________________________________________

Allocable to discontinued products (1)        $    .1     $     -         $  (3.0)   $    -
Allocable to experience rated products (2)          -           -              .1         -

Allocable to remaining products                  16.2           -            16.2         -

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Use of Derivatives and Other Investments

The company's use of derivatives is limited to hedging activity and has principally consisted of using foreign exchange forward contracts, futures and forward contracts and interest rate swap agreements to hedge interest rate risk and currency risk. These instruments, viewed separately, subject the company to varying degrees of market and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall market risk. Market risk is the possibility that future changes in market prices may decrease the market value of one or all of these financial instruments. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that its current hedging activity will have a material effect on the company's liquidity or results of operations. (Please see Note 9 of Condensed Notes to Financial Statements for a discussion of the company's hedging activities.)

The company also had investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities included in the debt securities portfolio as of June 30, 1996 was as follows:

                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________

Collateralized mortgage obligations:                 $ 2,748.1      $ 2,786.5
  Interest-only strips (included above)                   37.5           47.0
  Principal-only strips (included above)                  46.5           54.8
Structured notes (1)                                     114.2          116.9
Warrants to purchase debt securities (2)                   2.8            3.0

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents at June 30, 1996 and December 31, 1995 were $4.3 billion and $1.7 billion, respectively. The net proceeds from the property-casualty sale of $3.9 billion were primarily invested in cash and cash equivalents at June 30, 1996 and were subsequently used in financing a portion of the cash consideration paid in connection with the U.S. Healthcare merger.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements in various portfolios. The maximum amount of domestic short-term borrowings outstanding during the first six months of 1996 was $491 million. In order to fund a portion of the cash consideration paid in connection with the U.S. Healthcare merger, the company issued $1.4 billion of commercial paper subsequent to June 30, 1996.

The company has a revolving credit facility in an aggregate amount of $2.5 billion with a worldwide group of banks. The facility replaces the company's prior credit facilities and terminates in June 2001. (Please see Note 8 of Condensed Notes to Financial Statements.)

Pursuant to shelf registration statements declared effective by the SEC, the company may offer and sell up to $2.0 billion of debt securities guaranteed by Aetna Inc., and Aetna Capital L.L.C., a subsidiary of the company, may offer and sell up to an additional $225 million of preferred securities to be guaranteed by Aetna Inc. It is anticipated that the company will repay, depending upon market conditions, the commercial paper borrowings related to the U.S. Healthcare merger from funds generated internally by Aetna Inc. or its subsidiaries and/or other sources which may include the proceeds from the sale of debt securities registered pursuant to the above-indicated shelf registration statement for debt.

The company has extended the maturity of, and adjusted interest rates to current market on, certain maturing mortgage loans where the borrower was unable to obtain financing elsewhere due to tight lending practices by banks and other financial institutions over the past several years. For the six months ended June 30, 1996, the mortgage loan portfolio generated $732 million in cash which included $208 million of payoffs or 34% of scheduled maturities, $419 million of prepayments, $41 million of loan sales and $64 million of amortization. Despite various indications that liquidity has returned to certain real estate markets, the company expects it will continue to extend or refinance certain maturing loans.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

Rating Agencies

The ratings of Aetna Services, Inc. (formerly Aetna Life and Casualty Company) and certain of its subsidiaries at February 6, 1996, as set forth in the 1995 Form 10-K, and at July 26, 1996 follow:

                                                    Rating Agencies
                             ____________________________________________________________
                                                             Moody's Investors   Standard
                             A.M. Best      Duff & Phelps        Service         & Poor's
                             ____________________________________________________________
Aetna Services, Inc. (1)
  (senior debt)
    February 6, 1996              *         A   **               A2              A-  **
    July 26, 1996                 *         A   **               A2              A-

Aetna Services, Inc. (1)
  (commercial paper)
    February 6, 1996              *         D-1 **               P-1             A-2 **
    July 26, 1996                 *         D-1 **               P-1             A-2

Aetna Life Insurance Company
  (claims paying)
    February 6, 1996              A         AA- **               Aa3             A+  **
    July 26, 1996                 A         AA- **               Aa3             A

Aetna Life Insurance and Annuity Company
  (claims paying)
    February 6, 1996              A+        AA+                  Aa2             AA  **
    July 26, 1996                 A+        AA+                  Aa2             AA-

*   Not rated by the agency.
**  On credit watch with positive implications.
(1) Beginning on July 19, 1996, all debt issued or issuable under the shelf registration statements of Aetna Services, Inc is/will be guaranteed by Aetna Inc.

Dividends

On July 19, 1996, the Board of Directors of Aetna Inc. (the "Board") declared a quarterly dividend of $.20 per share of common stock to shareholders of record at the close of business on July 26, 1996, payable August 15, 1996. On July 19, 1996, the Board also declared a dividend of $0.3701 per share of mandatorily convertible preferred stock to shareholders of record of such preferred stock at the close of business on July 26, 1996. Such preferred stock dividend represents that portion of the dividend accrued and payable from the date of the U.S. Healthcare merger, July 19, 1996, to the payment date for such preferred stock dividend, August 15, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

New Accounting Pronouncements
_____________________________

Please see Note 3 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Information
___________________________

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information relating to the estimated synergies and the timing of their anticipated realization anticipated from the merger with U.S. Healthcare appearing under the heading "Overview" herein, is forward-looking. The estimate of synergies is based upon a variety of assumptions relating to the business of the company and U.S. Healthcare which may not be realized and are subject to significant uncertainties and contingencies, many of which are beyond the control of the company and, U.S. Healthcare and Aetna Inc. For example, the achievement of such synergies depends upon, among other things, (i) the successful offering of U.S. Healthcare managed care products to existing company corporate customers and cross-selling of company group life, specialty health and other products through U.S. Healthcare's existing network; (ii) timely integration of U.S. Healthcare management and information systems with those of the company;
(iii) timely elimination of redundant administrative expenses; and
(iv) achievement of revenue enhancements and medical cost reductions. See also prior SEC filings of the company and U.S. Healthcare, including their 1995 Form 10-Ks and Annual Reports to Shareholders, for additional factors that may affect the company's health and other businesses.

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

Item 2.  Changes in Securities.

See Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," for information regarding the effect of the company's merger with U.S. Healthcare upon the shares of the company's common stock. (Aetna Inc. common stock is substantially identical to the company's common stock).

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of the company was held on Friday, April 26, 1996.

(b)  Directors elected at the Meeting:

                                          Votes          Votes             Broker
                                          For            Withheld          Non-Votes
                                          ___            ________          _________

Ronald E. Compton                         102,465,035    1,244,755         0
William H. Donaldson                      102,647,579    1,062,211         0
Barbara Hackman Franklin                  102,616,326    1,093,464         0
Earl G. Graves                            102,658,117    1,051,673         0
Gerald Greenwald                          102,722,312      987,478         0
Ellen M. Hancock                          102,694,234    1,015,556         0
Michael H. Jordan                         102,706,099    1,003,691         0
Jack D. Kuehler                           102,678,221    1,031,569         0
Frank R. O'Keefe, Jr.                     102,683,683    1,026,107         0
Judith Rodin                              102,671,050    1,038,740         0

(c)  Other matters voted upon:

                                          Votes          Votes                               Broker
                                          For            Against           Abstain           Non-Votes
                                          _____          _______           _______           _________

(1) Appointment of Independent Auditors   102,674,221      746,595           288,974         0

(2) Approval of Certain Terms of Annual
     Incentive Plan                        98,121,824    4,633,243           954,723         0

(3) Approval of the Amendment and
     Restatement of the 1994 Non-Employee
     Director Deferred Stock Plan          94,290,523    8,302,598         1,116,669         0


Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                          Six Months Ended             Years ended December 31,
                                                                 ____________________________________
                                            June 30, 1996        1995    1994    1993    1992    1991
                                          _________________      ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges        4.04                   4.97    4.74    (a)     1.90     .54(b)
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends    4.04                   4.97    4.74    (a)     1.90     .54(b)

(a) The company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.
(b) Earnings were inadequate to cover fixed charges by $92.0 million in 1991.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the company's 1995 Annual Report to Shareholders.) For the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    (3)     Articles of Incorporation and By-Laws.

    (3.1)   Aetna Inc. Amended and Restated Certificate of
            Incorporation, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (3.2) Aetna Inc. Bylaws, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (3.3) Amended and Restated Certificate of Incorporation of Aetna Services, Inc., incorporated by reference to Appendix M to the Proxy Statement/Prospectus included in Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (4) Instruments defining the rights of security holders, including indentures.

    (4.1) Form of Senior Indenture between Aetna Services, Inc., Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (including the forms of the Senior Debt Securities and Senior Debt Guarantees), incorporated herein by reference to Aetna Inc.'s and Aetna Services, Inc.'s (formerly Aetna Life and Casualty Company) Registration Statement on Form S-3 filed on June 28, 1996.

    (4.2) Form of Subordinated Indenture between Aetna Services, Inc., Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (including the forms of the Subordinated Debt Securities and Subordinated Debt Guarantees), incorporated herein by reference to Aetna Inc.'s and Aetna Services, Inc.'s (formerly Aetna Life and Casualty Company) Registration Statement on Form S-3 filed on June 28, 1996.

    (10)    Material Contracts.

    (10.1) Amendment No. 1, dated as of May 30, 1996, to the Agreement and Plan of Merger, dated as of March 30, 1996, among Aetna Services, Inc. (formerly Aetna Life and Casualty Company), U.S. Healthcare, Inc., Aetna Inc., (formerly known as Butterfly, Inc.), Antelope Sub. Inc. and New Merger Corporation, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (10.2) Amendment No. 1, dated as of May 30, 1996, to the Voting Agreement, dated as of March 30, 1996, among Leonard Abramson, Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (10.3)  Aetna Life and Casualty Company $2.5 billion Credit
            Facility, incorporated herein by reference to Aetna
            Life and Casualty Company's Current Report on Form 8-K filed on July 16, 1996.

    (10.4) Amendment No. 1, dated as of May 30, 1996, to the Registration Rights Agreement, dated as of March 30, 1996 between Aetna Inc. (formerly known as Butterfly, Inc.) and Leonard Abramson, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (10.5) Amended and Restated Agreement dated as of May 30, 1996 between Aetna Inc. (formerly Butterfly, Inc.) and Leonard Abramson, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (10.6) The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration
            Statement on Form S-4 filed on June 12, 1996.

    (10.7) The Aetna Inc. Annual Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration
            Statement on Form S-4 filed on June 12, 1996.

    (10.8) The Aetna Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on
            Form S-4 filed on June 12, 1996.

    (10.9) Amendment No. 1 dated March 1, 1996 to Letter Agreement dated January 19, 1995 between Aetna Life and Casualty Company and Richard L. Huber, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 filed on June 12, 1996.

    (10.10) Amended and Restated U.S. Healthcare, Inc. Savings
            Plan, incorporated herein by reference to U.S.
            Healthcare, Inc.'s 1995 Form 10-K filed on March 25,
            1996.

    (10.11) Amended and Restated Pension Plan for Employees of U.S.
            Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March
            25, 1996.

    (10.12) Split Dollar Insurance Agreement, dated as of February
            1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of February 1, 1990, among Madlyn K. Abramson, Marcy
            A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

    (10.13) Split Dollar Insurance Agreement, dated as of January
            21, 1991, among Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of January 21, 1991, among Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

    (10.14) Description of Deferred Compensation Plan, incorporated herein by reference to U.S. Healthcare, Inc.'s 1995
            Form 10-K filed on March 25, 1996.

    (12)    Statement Re Computation of Ratios.

    (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

    (15)    Letter Re Unaudited Interim Financial Information.

    (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 25, 1996.

    (27)    Financial Data Schedule.

(b) Reports on Form 8-K

    The company filed a report on Form 8-K on April 1, 1996, relating to the company entering into a definitive agreement, dated March 30, 1996, to merge with U.S.
    Healthcare, Inc.

    The company filed a report on Form 8-K on April 15, 1996 relating to the completion of the sale of its property-casualty operations to Travelers/Aetna Property Casualty Corp.

    The company filed a report on Form 8-K on June 28, 1996 relating to certain unaudited condensed consolidated pro forma financial statements for the three and twelve months ended March 31, 1996 and December 31, 1995, respectively, an audited consolidated balance sheet of Aetna Inc., and the deferral by the company's Board of Directors of the declaration of the quarterly dividend pending the closing of the proposed merger with U.S. Healthcare, Inc.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 ______Aetna Services, Inc.___
                                       ________________________
                                       (Registrant)


Date  July 26, 1996          By   /s/  Robert J. Price
                                 ______________________________
                                       (Signature)

                                       Robert J. Price
                                       Vice President
                                       and Corporate Controller
                                       (Chief Accounting Officer)

AETNA SERVICES, INC.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS



                                   Six Months Ended                   Years Ended December 31,_  _________
                                                       ___________________________________________________
(Millions)                         __June 30, 1996__   1995        1994       1993        1992     1991
                                     _______________   ____        ____       ____        ____     ____


Pretax income (loss) from
 continuing operations...........  $  282.2            $ 726.2     $ 627.5    $(1,014.7)  $ 145.5  $ (97.9)

Add back fixed charges...........      95.5              187.0       170.8        154.7     171.5    200.5
Minority interest................       8.1               16.1        11.4          7.0       8.6      5.9
                                   ________            _______     _______     ________   _______  _______

   Income (loss) as adjusted.....  $  385.8            $ 929.3       809.7    $  (853.0)  $ 325.6  $ 108.5
                                   ________            _______     _______    _________   _______  _______
                                   ________            _______     _______    _________   _______  _______

Fixed charges:
  Interest on indebtedness.......  $   60.4(1)         $ 115.9(1)  $  98.6(1) $    77.4   $  81.4  $ 110.9
  Portion of rents representative
   of interest factor............      35.1               71.1        72.2         77.3      90.1     89.6
                                   ________            _______     _______    _________   _______  _______

   Total fixed charges...........  $   95.5            $ 187.0     $ 170.8    $   154.7   $ 171.5  $ 200.5
                                   ________            _______     _______    _________   _______  _______
                                   ________            _______     _______    _________   _______  _______

Preferred stock dividend
 requirements....................         -                  -           -            -         -        -
                                   ________            _______     _______    _________   _______  _______

Total combined fixed charges
 and preferred stock dividend
 requirements....................  $   95.5            $ 187.0     $ 170.8    $   154.7   $ 171.5  $ 200.5
                                   ________            _______     _______    _________   _______  _______
                                   ________            _______     _______    _________   _______  _______

Ratio of earnings to fixed
 charges.........................      4.04               4.97        4.74        (5.51)     1.90      .54
                                   ________            _______     _______    _________   _______  _______
                                   ________            _______     _______    _________   _______  _______

Ratio of earnings to combined
 fixed charges and preferred
 stock dividends.................      4.04               4.97        4.74        (5.51)     1.90      .54
                                   ________            _______     _______    _________   _______  _______
                                   ________            _______     _______    _________   _______  _______


(1) Includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in the company's 1995 Annual Report to Shareholders.)


Letter Re:  Unaudited Interim Financial Information
___________________________________________________

Aetna Services, Inc.
Hartford, Connecticut

Gentlemen:

Re:  Registration Statements No. 33-52819, 33-52819-01, 333-05791,
333-07167, 333-07169, 333-08427, 333-08429 and 333-08431


With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated
July 25, 1996 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.




                             By   /s/  KPMG PEAT MARWICK LLP
                                 _____________________________
                                         (Signature)
                                       KPMG Peat Marwick LLP

Hartford, Connecticut
July 25, 1996

July 26, 1996


Securities and Exchange Commission
Room 1004
450 Fifth Street, N.W.
Washington, DC  20549

RE:  AETNA SERVICES, INC. (FORMERLY AETNA LIFE AND CASUALTY
     COMPANY SECOND QUARTER 1996 FORM 10-Q:  FILE NO. 1-5704

Gentlemen:

This submits for Aetna Services, Inc. (formerly Aetna Life and
Casualty Company via direct electronic transmission the Form 10-Q
Report for the quarter ended June 30, 1996.

Please acknowledge receipt of the transmission of this document via MCI mail at 309-3926.

Very truly yours,



/s/  ROBERT W. GRANOW
___________________________________
Robert W. Granow
Vice President, Financial Reporting


cc:  and one manually signed copy of Form 10-Q to:

New York Stock Exchange
Department of Stock List
20 Broad Street
New York, New York 10005

Pacific Stock Exchange
301 Pine Street
San Francisco, CA 94104